Form 10-Q
period 1996-03-31
GS TECHNOLOGIES OPERATING CO INC
filed 1996-05-13
CIK 925906

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q

{ X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended             March 31, 1996
                              --------------------------------------------------

Commission file number                        033-80618
                      ----------------------------------------------------------

                     GS Technologies Operating Co., Inc.
- - --------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            Delaware                                  43-1656035
- - --------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or            (IRS Employer
organization)                                              Identification No.)

                         GS Technologies Corporation
- - --------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           Delaware                                    04-3204785
- - --------------------------------------------------------------------------------
 (State or other jurisdiction of incorporation or            (IRS Employer
organization)                                              Identification No.)

            1901 Roxborough Road, Suite 200, Charlotte, NC 28211
- - --------------------------------------------------------------------------------
                  (Address of principal executive offices)

Registrants' telephone number, including area code          (704) 366-6901
                                                  -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    x    Yes       No
                                            ----       ----

There were 100 shares of GS Technologies Operating Co., Inc. Common Stock, par value $.01 per share, outstanding at May 13, 1996. There were 100 shares of GS Technologies Corporation Common Stock, par value $.01 per share, outstanding at May 13, 1996.

This document consists of    17    sequentially numbered pages.
                         ----------

PART I. FINANCIAL INFORMATION (UNAUDITED)

GS Technologies Corporation (the "Company" or "GST") was incorporated in 1993 to effect the November 12, 1993 acquisition (the "Acquisition") of the business and net assets of Armco Worldwide Grinding Systems, a division of Armco Inc. ("Armco"). In August 1994, GS Technologies Operating Co., Inc. ("GSTOC") issued $125 million of registered debt securities. These securities are fully and unconditionally guaranteed by GSTOC's parent, GST. On October 5, 1995, GSTOC issued an additional $125 million of registered debt securities which are also guaranteed by the Company.

On August 17, 1995, the Company was party to a merger transaction whereby it was merged into a subsidiary of a new parent company, GS Industries, Inc. ("GSI"), resulting in all of the issued and outstanding common stock of the Company being converted into shares of common stock of GSI and the Company becoming a wholly owned subsidiary of GSI. On October 5, 1995, GSI and the Company through its wholly owned subsidiary, GSTOC, purchased all the common stock of Georgetown Industries, Inc. ("GII") and GII and its subsidiaries are now wholly owned subsidiaries of GSTOC.

INDEX


     ITEM                                                                               PAGE
     (1)      Unaudited Consolidated Financial Statements of the Company

              Unaudited Consolidated Statements of Operations for the Three Months
              ended March 31, 1995 and March 31, 1996                                    3

              Unaudited Consolidated Balance Sheets as of December 31, 1995
              and March 31, 1996                                                         4

              Unaudited Consolidated Statements of Cash Flows for the Three Months
              ended March 31, 1995 and March 31, 1996                                    5

              Notes to Unaudited Consolidated Financial Statements                       6


     (2)      Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                     12

                          GS TECHNOLOGIES CORPORATION
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                             (Dollars in thousands)







                                                            Three Months Ended
                                                    -------------------------------
                                                    March 31, 1995
                                                    (as restated,
                                                      Note 6)        March 31, 1996
                                                    -------------    --------------
Net sales                                                $129,261        $221,340

Operating costs and expenses:
  Cost of products sold                                   107,379         194,664
  Selling, general and administrative expenses              8,589          13,536
  Depreciation and amortization                             1,700           7,721
                                                         --------        --------
                                                          117,668         215,921
                                                         --------        --------
Operating profit                                           11,593           5,419

Other income (expense)
  Interest income                                             194             132
  Interest expense                                         (3,994)        (11,296)
  Equity in income of joint ventures                        1,239             869
  Fees from joint ventures                                    302             557
  Other, net                                                 (295)            (54)
                                                         --------        --------
                                                           (2,554)         (9,792)
                                                         --------        --------
Income (loss) before income tax                             9,039          (4,373)

Income tax (provision) benefit                             (3,927)          2,214
                                                         --------        --------
Income before minority interest                             5,112          (2,159)

Minority interest                                              (2)            (48)
                                                         --------        --------
Net income (loss)                                        $  5,110        $ (2,207)
                                                         ========        ========



            See notes to unaudited consolidated financial statements

                          GS TECHNOLOGIES CORPORATION
                     UNAUDITED CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)



                                                                           December 31,    March 31,
                                                                              1995         1996
                                                                           -----------    ---------
ASSETS
Current assets:
 Cash and cash equivalents                                                    $ 11,451   $ 14,305
 Receivables less allowance for doubtful accounts                              114,828    110,150
 Receivable from related parties                                                 7,283      8,153
                                                                              --------   --------
  Total receivables                                                            122,111    118,303
                                                                              --------   --------
Inventories, net                                                               159,154    152,367
Prepaid expenses and other current assets                                        9,969     10,170
Recoverable income taxes                                                         8,684      4,090
                                                                              --------   --------
 Total current assets                                                          311,369    299,235

Investments in joint ventures                                                   13,366     23,300
Properties, net                                                                296,126    303,112
Acquisition premium                                                             93,848     93,293
Other assets                                                                    23,355     23,416
Deferred tax benefit                                                             1,830      2,531
                                                                              --------   --------
 Total                                                                        $739,894   $744,887
                                                                              ========   ========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
 Notes payable                                                                $  5,176   $ 20,726
 Current portion of long-term debt                                               2,933        931
 Payables and accrued liabilities                                              163,393    150,831
 Other current liabilities                                                       4,114      6,887
                                                                              --------   --------
  Total current liabilities                                                    175,616    179,375

Long-term debt                                                                 369,994    374,762
Post retirement benefit obligations other than pensions                         24,268     24,721
Deferred income taxes payable                                                   32,260     31,054
Other long-term liabilities                                                     31,147     30,236
Commitments and contingencies
                                                                              --------   --------
  Total liabilities                                                            633,285    640,148
                                                                              --------   --------
Stockholder's equity:
  Common Stock, $.01 par value, 1,000 shares authorized, and 100 shares
   issued and outstanding at December 31, 1995 and March 31, 1996                    1          1
  Additional paid in capital                                                   132,166    132,166
  Retained earnings (accumulated deficit)                                      (24,164)   (26,371)
  Cumulative translation adjustment                                             (1,394)    (1,057)
                                                                              --------   --------
   Total stockholder's equity                                                  106,609    104,739
                                                                              --------   --------
   Total                                                                      $739,894   $744,887
                                                                              ========   ========

            See notes to unaudited consolidated financial statements

                         GS TECHNOLOGIES CORPORATION

               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)



                                                                            Three Months
                                                                                Ended
                                                                              March 31,          Three Months
                                                                                1995                Ended
                                                                            (As restated,         March 31,
                                                                               Note 6)               1996
                                                                            ---------------      ------------
OPERATING ACTIVITIES:
 Net income (loss)                                                            $ 5,110             $(2,207)
 Adjustments to reconcile net income  (loss) to net cash provided by
   (used in) operating activities:
  Depreciation and amortization                                                 1,700               7,721
  Loss on disposal of fixed assets                                                                     24
  Deferred income taxes                                                         1,330              (1,907)
  Equity in undistributed income of joint ventures                             (1,239)               (869)
  Dividends from joint ventures                                                                     2,356
  Retiree medical benefits accrued in excess of cash paid                         507                 452
   Changes in operating assets and liabilities:
    Receivables                                                                (7,626)              3,958
    Inventories                                                                (2,036)              6,787
    Payables and accrued liabilities                                           (1,928)            (12,562)
    Other current liabilities                                                    (928)              2,773
    Income taxes                                                                2,073               4,594
    Other                                                                        (511)             (1,603)
                                                                              -------             -------
 Net cash provided by (used in) operating activities                           (3,548)              9,517
                                                                              -------             -------
INVESTING ACTIVITIES:
 Purchase of properties                                                       (15,182)            (14,906)
 Proceeds from disposal of fixed assets                                                               887
 Investment in Siderperu                                                                          (11,147)
 Other                                                                            (99)
                                                                              -------             -------
  Net cash used in investing activities                                       (15,281)            (25,166)
FINANCING ACTIVITIES:
  Dividends                                                                    (5,541)
  Proceeds from (payments on) notes payable, net                               (2,086)             15,550
  Proceeds from issuance of long-term debt                                     19,588              65,871
  Repayments of long-term debt                                                 (1,742)            (63,105)
                                                                              -------             -------
   Net cash provided by financing activities                                   10,219              18,316
                                                                              -------             -------
Effect of exchange rate changes on cash                                            65                 187
                                                                              -------             -------
Net increase (decrease) in cash and cash equivalents                           (8,545)              2,854

CASH AND CASH EQUIVALENTS:
 Beginning of period                                                           19,317              11,451
                                                                              -------             -------
 End of period                                                                $10,772             $14,305
                                                                              =======             =======
SUPPLEMENTAL DISCLOSURE OF CASH  FLOW INFORMATION
 Cash paid during the period for interest                                     $ 7,505             $10,903
 Cash paid (refunded) during the period for taxes                             $  (968)            $(5,043)

                         GS TECHNOLOGIES CORPORATION
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           (Dollars in thousands)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of GS Technologies Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation.

2. FINANCIAL STATEMENT NOTES

Reference is made to the Notes to Combined/Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 for a summary of significant accounting policies and other information, the substance of which has not changed materially as of March 31, 1996, unless otherwise noted herein.

3. 1994 RECAPITALIZATION

On August 23, 1994 GSTOC filed a registration statement under the Securities Act of 1933, as amended, involving the issuance of $125,000 of Senior Notes which was part of the recapitalization of the Company (the "Recapitalization"). The proceeds of the offering were used to repay outstanding debt of $54,862, to pay a distribution of $65,000 ( the "Distribution") of which $61,223 was paid to the Company's stockholders and $3,777 was paid in lieu of dividends to Armco pursuant to the terms of a warrant agreement, and to partially fund debt issuance costs of $6,850. The Company paid $45,000 of the Distribution upon consummation of the offering, and on October 27, 1994 the Board of Directors declared a dividend of $20,000 of which $14,457 was paid in November 1994 and $5,543 was paid in January 1995. The $125,000 of debt securities issued in the Recapitalization are Senior Notes due September 1, 2004. Interest is payable semi-annually at an annual rate of 12%.

4. THE GEORGETOWN ACQUISITION

On August 17, 1995, the Company was party to a merger transaction whereby it was merged with a subsidiary of a new parent company, GS Industries, Inc. ("GSI"), resulting in all of the issued and outstanding common stock of the Company being converted into shares of common stock of GSI and the Company becoming a wholly owned subsidiary of GSI. On October 5, 1995, GSI and the Company, through it's wholly owned subsidiary, GSTOC, acquired Georgetown Industries, Inc. ("GII") which together with its subsidiaries are now wholly owned subsidiaries of GSTOC.

GSI's common stockholders and certain members of management purchased stock of GSI for $30,000 in cash. GSI purchased a portion of the GII common stock with approximately 4% of its common stock and a combination of pay-in-kind subordinated notes and preferred stock of GSI, which in the aggregate, had a fair market value of approximately $102,000. The pay-in-kind subordinated notes and preferred shares are unsecured obligations of GSI and are not guaranteed by any of GSI's subsidiaries. The $30,000 in cash and the common stock of GII acquired by GSI were contributed to the Company and were in turn contributed to GSTOC. GSTOC used the $30,000 in cash, proceeds from a $125,000 public senior note offering (see below) and proceeds from borrowings under it's credit facilities, to pay the cash portion of the consideration in connection with the merger of a newly-formed subsidiary of GSTOC with and into GII, thereby acquiring the remaining GII common stock. The total consideration was $307,000 of which $205,000 was cash and $102,000 was the fair value of the securities described above.

                          GS TECHNOLOGIES CORPORATION
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (Dollars in thousands)

The $125,000 Senior Notes were issued by GSTOC on October 5, 1995 and are due on October 1, 2005. Interest is payable semi-annually at an annual rate of 12 1/4%. GSTOC replaced it's existing credit facility with a new facility providing up to $145,000 in aggregate availability secured by the Company's current assets and entered into a new $50,000 term loan facility secured by property, plant and equipment. Proceeds from these facilities were used to complete the acquisition and to refinance GII indebtedness.

The acquisition has been recorded in accordance with the purchase method of accounting. Accordingly, the purchase price plus direct costs have been allocated to the assets acquired and liabilities assumed based on fair values at the date of acquisition. A summary of the assets acquired, liabilities assumed and the purchase price paid follows:


     Consideration:
       Cash portion of purchase price                    $205,000
       Non-cash equity contributions from GSI             102,000
       Fees and expenses                                    3,000
                                                         --------
                                                         $310,000
                                                         ========
     Allocated as follows:
       Identifiable assets acquired                      $180,122
       Increase in properties to fair value                58,108
       Deferred income taxes                             (22,662)
       Acquisition premium                                 94,432
                                                         --------
                                                         $310,000
                                                         ========


5. SIDERPERU INVESTMENT

The Company's Peruvian subsidiary, Acerco, and two consortium partners (the "Consortium") acquired on March 21, 1996 through Sidercorp S.A. ("Sidercorp") approximately ninety-six percent (96%) of the outstanding common stock of Empresa Siderurgica del Peru S.A., ("Siderperu"). Siderperu is a steel manufacturer which produced and sold approximately 250,000 tons of rebar and flat rolled steel products in 1995. Each of the Consortium members invested approximately $11,147 and owns one-third (1/3) of the outstanding capital stock of Sidercorp. Under the terms of the acquisition, Acerco will manage the operations of Siderperu. Also, in connection with the acquisition, Siderperu entered into a Technical Assistance Agreement with each of Acerco and GST and entered into a Steel Bar Supply Agreement with Acerco and the Company's Chilean subsidiary, MolyCop Chile S.A.

6. INVENTORIES

Inventories consist of the following:

                                                       December 31,  March 31,
                                                          1995         1996
                                                       -----------   ---------
Inventories at FIFO and average cost:
  Finished and semi-finished                            $ 73,065     $ 80,945
  Raw materials                                           80,361       66,176
                                                        --------     --------
    Total                                                153,426      147,121
                                                        --------     --------
Inventories at LIFO:
  Finished and semi-finished                               6,413        5,899
  Adjustment to state inventories at LIFO value             (685)        (653)
                                                        --------     --------
    Total                                                  5,728        5,246
                                                        --------     --------
                                                        $159,154     $152,367
                                                        ========     ========


The carrying value of inventories approximates replacement cost.

                         GS TECHNOLOGIES CORPORATION
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                            (Dollars in thousands)

During the fourth quarter of 1995, the Company elected to change its method of inventory valuation for its Kansas City Operations from the last-in, first-out
(LIFO) method to the first-in, first-out (FIFO) method. Under the current economic environment of low inflation, the Company believes that the FIFO method will result in a better measurement of operating results. In accordance with Accounting Principles Board Opinion No. 20, the change in the method of inventory valuation from the LIFO method to the FIFO method has been applied retroactively, and all prior period financial statements have been restated. This change in accounting method had the effect of increasing previously reported net income for the first quarter of 1995 by $594, net of income taxes.

The Italian operations continue to value inventory on the LIFO method.

7. PAYABLES AND ACCRUED LIABILITIES

Payables and accrued liabilities consist of the following:


                                 December 31,       March 31,
                                     1995             1996
                                 -----------       ----------
Trade payables                     $108,505        $110,341
Salaries and wages                   12,035           9,150
Accrued interest payable             10,136          10,069
Other                                32,717          21,271
                                   --------        --------
                                   $163,393        $150,831
                                   ========        ========


8.   NOTES PAYABLE

Notes payable at March 31, 1996 consists of $15,550 in short-term revolving credit in Peru and $5,176 in short-term revolving credit in Italy.

9. SUMMARIZED FINANCIAL INFORMATION OF GSTOC

GS Technologies Operating Co., Inc. and its subsidiaries ("GSTOC") is a wholly-owned subsidiary of the Company. GSTOC has issued Senior Notes unconditionally guaranteed by the Company. Accordingly, summarized financial information for GSTOC on a stand alone basis is provided below.


                                              December 31,       March 31,
                                                 1995              1996
                                              ------------     -----------
     Current assets                             $255,850        $246,679
     Noncurrent assets                           375,444         381,291
                                                --------        --------
      Total                                     $631,294        $627,970
                                                ========        ========

     Current liabilities                        $132,901        $148,435
     Noncurrent liabilities                      452,012         436,511
                                                --------        --------
                                                 584,913         584,946

     Common stock, additional paid-in
      capital and retained earnings               46,381          43,024
                                                --------        --------
      Total                                     $631,294        $627,970
                                                ========        ========

                         GS TECHNOLOGIES CORPORATION
     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                           (Dollars in thousands)


                                                   Three Months Ended
                                                     March 31, 1995      Three Months
                                                     (as restated,      Ended March 31,
                                                         Note 6)             1996
                                                   ------------------    ---------------
Net sales                                                  $89,384         $179,625
Cost of products sold                                       77,159          162,495
Selling, general and administrative expenses                 3,516            8,916
Depreciation and amortization                                  771            6,823
                                                           -------         --------
  Operating profit                                           7,938            1,391

Interest expense                                            (3,478)         (10,445)
Service fees from joint ventures                               302              892
Interest income and other, net                                 411             (117)
                                                           -------         --------
Income (loss) before income tax                              5,173           (8,279)
Income tax (provision) benefit                              (2,091)           3,589
                                                           -------         --------
  Net income (loss)                                         $3,082         $ (4,690)
                                                           =======         ========


10. COMMITMENTS AND CONTINGENCIES

INDEMNIFICATIONS FROM ARMCO

As part of the Purchase and Sale Agreement with Armco, the Company is indemnified by Armco for known environmental matters and known quantified income tax issues related to periods prior to November 12, 1993. The Company has also been indemnified against all unknown other pre-closing environmental matters or conditions for a period of six years from closing. Armco's indemnity covers 100% of the first $10,000 subject to an aggregate deductible of $250 and a fifty-fifty sharing for aggregate claims between $10,000 and $15,000 with a maximum cap of $12,500. Management of the Company is not aware of any current information which would indicate that Armco will not be able to satisfy its obligation to the Company under these indemnifications.

ENVIRONMENTAL MATTERS

The Company's U.S. facilities are subject to a broad range of federal, state and local environmental requirements, including those governing discharges to the air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination associated with releases of hazardous substances at Company facilities and associated offsite disposal locations. Liabilities with respect to hazardous substance releases arise principally under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state laws, which impose strict, retroactive, joint and several liability upon statutorily defined classes of "potentially responsible parties." The Company's foreign facilities and joint ventures are subject to varying degrees of environmental regulation in the jurisdictions in which those facilities are located. Based on the continuing review of environmental requirements the Company believes that, except for the immaterial effect on the business of exceeding permit limits or other minor regulatory violations, it is currently in compliance with environmental requirements. Nevertheless, as is the case with steel producers in general, if a release of hazardous substances occurs on or from the Company's properties or any associated offsite disposal locations, or if contamination from prior activities is discovered at such properties or locations, the Company may be held liable and may be required to pay the cost of remedying the condition or satisfying third party damage claims. The amount of any such liability could be material. The Company devotes considerable resources to ensuring that its operations are conducted in a manner that reduces such risks.

The Company has several environmental issues currently under discussion with various federal and local agencies, some of these involve compliance and/or remediation at certain properties.

                         GS TECHNOLOGIES CORPORATION
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                            (Dollars in thousands)

The Company records certain operating expenses for environmental compliance, testing and other environmental related costs as expenses when incurred. When it has been possible to determine reasonable estimates of liabilities related to environmental issues, based upon information from engineering and environmental specialists the Company has made provisions and accruals. At March 31, 1996, $4,068 is accrued for environmental related issues. The Company believes, based upon information currently available to management, that it will not require expenditures to maintain compliance with environmental requirements which would have a material adverse effect on its financial condition, results of operations or competitive position.

PERU TAX CONTINGENCIES

The Company's Peruvian subsidiaries had received notice from the Peruvian tax authorities of proposed tax assessments aggregating approximately $16,900 as of December 31, 1994 for the years 1985 through 1990 relating to sales taxes, employer taxes and income taxes. During 1995, the Company resolved approximately $4,700 of the proposed tax assessments for a total payment of $140, leaving an unsettled balance of approximately $12,200 as of March 31, 1996. The amount paid for resolution of such tax assessments was reimbursed in full by Armco. The Peruvian tax authorities currently assess a 3.5% per month increase in the aggregate amount of the tax assessment owed, which is reflective of historical interest and inflation rates. In addition, the Peruvian tax authorities can assess penalties that range from 6.5% to 100% of disputed tax assessments that are ultimately collected, which penalties may materially increase the amount of the proposed tax assessments. The Company has obtained a specific indemnity from Armco for the first $1,750 of any amount of tax assessment paid, without regard to any deductible. The Company would also be indemnified by Armco for the full amount of any tax assessment paid in excess of $1,750 pursuant to the general indemnification provisions of the Company's agreement with Armco, subject to a one time deductible of $650.

LABOR RELATIONS

A significant portion of the Company's employees are covered by collective bargaining agreements negotiated with various unions. These agreements expire at various times between December 1996 and March 1999. In the course of contract negotiations, the Company has on occasion been affected by work stoppages which have been short in duration and have not had a material adverse effect on the Company's results of operations or financial position.
Management believes that its relationships with the unions are generally good and that upcoming negotiations will be conducted on a mutually satisfactory basis.

OTHER CONTINGENCIES

There are various claims pending involving the Company arising out of the normal course of business. In management's opinion, the ultimate liability resulting therefrom will not have a material adverse effect on the financial position or results of operations of the Company.

                          GS TECHNOLOGIES CORPORATION
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (Dollars in thousands)

11. GEOGRAPHIC INFORMATION

Financial information, by geographic region, for the Company is presented below. United States includes GSTOC and MEI. South America is principally comprised of the Company's operations in Chile and Peru. Europe and Other includes the Company's operations in Europe (principally Italy), Canada and other joint venture interests around the world.


                                    March 31, 1996 and the three months ended March 31, 1996
                                    --------------------------------------------------------
                                       United           South           Europe
                                       States          America         and Other       Total
                                    -------------    -----------     -----------     -------
Net sales                              $175,340        $19,115          $26,885      $221,340
Equity in income of joint ventures          450                             419           869
Operating profit (loss)                   3,657          2,169             (407)        5,419
Net income (loss)                        (3,597)         1,165              225        (2,207)
Identifiable assets                     567,918         61,734          115,235       744,887
Total liabilities                       550,525         43,140           46,483       640,148
Net assets                               17,393         18,594           68,752       104,739


                                        The three months ended March 31, 1995 (as restated, Note 6)
                                        -----------------------------------------------------------
                                           United            South           Europe
                                           States           America         and Other       Total
                                        -------------       -------         ---------      --------
Net sales                                 $105,319          $16,796          $7,146        $129,261
Equity in income of joint ventures                                            1,239           1,239
Operating profit                             9,683            1,732             178          11,593
Net income                                   3,866            1,072             172           5,110

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the unaudited consolidated financial statements and accompanying notes. The results of operations, cash flows and financial position reported by the Company for 1996 are not comparable with 1995 due to the acquisition of Georgetown Industries, Inc. ("GII") on October 5, 1995.

                        SUMMARY STATEMENTS OF OPERATIONS
                       (Dollars in thousands, unaudited)

                                                                     Three Months Ended
                                                            ---------------------------------
                                                            March 31, 1995     March 31, 1996
                                                                 (1)
                                                            --------------     --------------
Net sales                                                        $129,261           $221,340
Cost of products sold                                             107,379            194,664
Selling, general and administrative expenses                        8,589             13,536
Depreciation and amortization                                       1,700              7,721
                                                                 --------           --------
Operating profit                                                   11,593              5,419
Net interest expense (2)                                           (3,800)           (11,164)
Other income (3)                                                    1,244              1,324
Income tax (provision) benefit                                     (3,927)             2,214
                                                                 --------           --------
Net income (loss)                                                $  5,110           $ (2,207)
                                                                 ========           ========


(1) - As restated to reflect the effect of retroactively changing the Kansas City operations' method of valuing inventories from the last-in, first-out
     (LIFO) method to the first-in, first-out (FIFO) method. See Note 6 to the unaudited consolidated financial statements.

(2) - Net interest expense includes interest income, interest expense and $459 of amortization of debt issuance costs.

(3) - Other income includes equity in income of joint ventures, fees from joint ventures, minority interest and other, net.

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995.

NET SALES. Net sales increased by 71.1% or $92.1 million as compared to the prior year's quarter. Net sales from the GII acquisition for the quarter were $106.8 million. The remaining reduction in net sales can be attributed to a softening in wire rod selling prices and a lower shipment level in wire rods from the Kansas City facility following the modernization to the rod mill.

Wire rod sales were $87.2 million in 1996 compared to $59.4 million in 1995. The net increase results from the incorporation of wire rod sales from the Georgetown, South Carolina facility (part of the GII acquisition) of $41.7 million, partially offset by a decrease in wire rod sales from the Kansas City facility. Contributing to this decrease was a volume decline of approximately 29,000 net tons and a decrease in the average selling price of approximately $26 per ton. The decrease in net tons shipped resulted from a gradual return to normal capacity following the rod mill modernization which is expected to result in a reduction of manufacturing costs by approximately $10.0 million per year.

Domestic grinding media sales were down slightly to $26.8 million in 1996 compared to $27.6 million in 1995. A decrease of 6.9% in net tons shipped was largely offset by a $16 increase in selling price per ton. Sales of grinding media from international operations were $19.5 million in 1996 compared to $16.5 million in 1995, an 18% increase which resulted from a 13.2% volume increase and a $25 increase in average selling price per ton.

Additional 1996 sales resulting from the GII acquisition include $51.7 million of wire products and $12.3 million of billets.

COST OF PRODUCTS SOLD. Cost of products sold as a percent of net sales increased to 87.9% in 1996 from 83.1% in 1995. This increase results from the GII acquisition and an increase in production costs at the Kansas City facility due to inefficiencies associated with the rod mill modernization which did not commence until the second quarter of 1995. Gross profit increased by $4.8 million or 21.9% to $26.6 million for the current quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses are up in total dollars to $13.5 million in 1996 compared to $8.6 million in 1995, but have decreased as a percent of net sales to 6.1% from 6.6%. The increase in total dollars results from the GII acquisition while the decrease as a percent of sales reflects cost reductions and efficiencies of combining operations and management teams.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the first quarter increased by $6.0 million to $7.7 million. Of this increase, $5.3 million results from the GII acquisition and the remainder from capital additions and improvements.

NET INTEREST EXPENSE. The increase in net interest expense of $7.3 million results from debt incurred to effect the GII acquisition. Of this total, $459 relates to amortization of loan acquisition costs.

OTHER INCOME. Other income, which is primarily equity in income of joint ventures and fees from joint ventures increased to $1.3 million for 1996 compared to $1.2 million for 1995.

INCOME TAX PROVISION/BENEFIT. The Company recorded an income tax benefit of $2.2 million on a pre-tax loss of $4.4 million for the first quarter of 1996 at an effective rate of 50.6%. This compares to income tax expense of $3.9 million on pre-tax earnings of $9.0 million for the first quarter of 1995 at an effective rate of 43.4%. The effective rate increased primarily due to limitations on the Company's ability to currently utilize foreign tax credits and the nondeductibility of amortization expense associated with the premium recorded in connection with the GII acquisition.

NET INCOME (LOSS). As a result of the various factors noted above, the Company experienced a net loss for the first quarter of 1996 of $2.2 million compared to net income of $5.1 million for the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, the Company had total cash and cash equivalents of $14.3 million, an increase of $2.9 million from December 31, 1995. Operating activities provided $9.5 million of cash during the three months ended March 31, 1996. Net income before non-cash adjustments for depreciation and amortization and equity in undistributed earnings of joint ventures was $4.6 million. Dividends received from joint ventures provided $2.4 million in cash. Changes in operating assets and liabilities provided $3.9 million of cash comprised principally of the net of a decrease in accounts receivable ($4.0 million) and a decrease in inventories ($6.8 million) offset by a decrease in payables and accrued liabilities ($12.6 million). Financing activities provided $18.3 million of cash from borrowings on revolvers and long-term debt, and $14.9 million was invested in properties. The Company also invested $11.1 million to purchase a one-third interest in a joint venture in Peru which will operate a steel manufacturer which produces rebar and flat rolled steel products.

Management believes that funds available from the Company's cash flow from operations and credit facilities will be sufficient, in the aggregate, to fund planned working capital and capital expenditure requirements for the remainder of 1996. There are fluctuations in the Company's working capital needs over the course of a year, generally influenced by various factors such as seasonality, inventory levels and the timing of raw material purchases. Due to the cyclical nature of the Company's business, management believes that it is important for the Company to maintain borrowing facilities in excess of working capital requirements.

The Company currently intends to make an equity investment of $15 million to $20 million primarily during 1997 in American Iron, a joint venture to build and operate a scrap substitute facility.

The Company will manage its liquidity needs on a consolidated basis with borrowings that will be available under the Revolving Credit Facility, a revolving credit facility at MEI and various credit facilities available at its international subsidiaries and joint ventures. Management believes the additional borrowing availability under the Credit Facilities (as defined below) and the cash flows from operations will be sufficient to meet anticipated capital expenditures through the term of the capital investment program and to make principal and interest payments on the Company's indebtedness when due. The Company believes cash flows from operations will continue to improve due to the ongoing benefits of its business strategy, including its cost reduction program and planned capital investment projects.

Borrowings under the Revolving Credit Facility bear interest at a floating rate. Increases in prevailing rates could adversely affect the Company's cash flow. To the extent that the interest rate on the Revolving Credit Facility increases or the principal amount outstanding increases, there will be corresponding increases in the Company's interest obligations. Under the Revolving Credit Facility, the Company's availability is $145 million (subject to a borrowing base limitation). As of March 31, 1996, the availability under the Revolving Credit Facility was $142 million, of which $53 million was outstanding.

The acquisition premium recorded as a result of the GII Acquisition is being amortized over a period of forty years. Management believes that the use of the forty-year amortization period is appropriate given the expected longevity of the industry, Georgetown's leading market position, Georgetown's utilization of modern manufacturing technology, and the diversity and lack of expected obsolescence of Georgetown's products.

ENVIRONMENTAL AND TAX CONTINGENCIES AND INDEMNIFICATION

Note 10 to the Company's Unaudited Consolidated Financial Statements is herein incorporated by reference.

PART II.       OTHER INFORMATION



ITEM 1.        LEGAL PROCEEDINGS

               Note 10 to the Company's Unaudited Consolidated Financial Statements is herein incorporated by reference.




ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K


          (a) All exhibits otherwise required in connection with this quarterly report on Form 10-Q have heretofore been filed with the Securities and Exchange Commission.

          (b) No reports on Form 8-K were filed during the quarter ended March 31, 1996.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of May, 1996.



                                       GS Technologies Operating Co., Inc.
                                                  (Registrant)


                                  By:  /s/ Luis E. Leon
                                       ---------------------------------
                                              Luis E. Leon
                                  Senior Vice President, Chief Financial
                                          Officer and Treasurer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of May, 1996.


                                       GS Technologies Operating Co., Inc.
                                                  (Registrant)


                                  By:  /s/ Luis E. Leon
                                       ---------------------------------
                                           Luis E. Leon
                                  Senior Vice President, Chief Financial
                                          Officer and Treasurer