Form 10-Q
period 1996-06-30
GS TECHNOLOGIES OPERATING CO INC
filed 1996-08-12
CIK 925906

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                                  June 30, 1996
                               -------------------------------------------------------------------

Commission file number 033-80618
                      ----------------------------------------------------------------------------

                             GS Technologies Operating Co., Inc.
- --------------------------------------------------------------------------------------------------
                    (Exact name of registrant as specified in its charter)

                         Delaware                                             43-1656035
- --------------------------------------------------------------  ----------------------------------
 (State or other jurisdiction of incorporation or                           (IRS  Employer
                 organization)                                            Identification No.)

                                   GS Technologies Corporation
- --------------------------------------------------------------------------------------------------
                     (Exact name of registrant as specified in its charter)

                         Delaware                                             04-3204785
- --------------------------------------------------------------  ----------------------------------
 (State or other jurisdiction of incorporation or                           (IRS  Employer
                   organization)                                         Identification No.)

                     1901 Roxborough Road, Suite 200, Charlotte, NC 28211
- --------------------------------------------------------------------------------------------------
                           (Address of principal executive offices)

Registrants' telephone number, including area code                    (704) 366-6901
                                                   -----------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     X  Yes       No
                                            ----      ----
There were 100 shares of GS Technologies Operating Co., Inc. Common Stock, par value $.01 per share, outstanding at August 10, 1995. There were 100 shares of GS Technologies Corporation Common Stock, par value $.01 per share, outstanding at August 9, 1996.

This document consists of 21 sequentially numbered pages.

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


INDEX

     ITEM                                                                                         PAGE
     (1)        Unaudited Consolidated Financial Statements of the Company

                Unaudited Consolidated Statements of Income for the Three Months and Six Months
                ended June 30, 1996 and June 30, 1995                                              3

                Unaudited Consolidated Balance Sheets as of June 30, 1996 and
                December 31, 1995                                                                  4

                Unaudited Consolidated Statements of Cash Flows for the Six Months
                ended June 30, 1996 and June 30, 1995                                              5

                Notes to Unaudited Condensed Consolidated Financial Statements                     6

     (2)        Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                             13


                          GS TECHNOLOGIES CORPORATION
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in thousands)


                                                            Three Months Ended                       Six Months Ended
                                                  -------------------------------------     ----------------------------------
                                                    June 30, 1995                           June 30, 1995
                                                    (as Restated,                           (as Restated,
                                                       Note 6)          June 30, 1996         Note 6)            June 30, 1996
                                                  ---------------       -------------       -------------        --------------
Net sales                                         $     110,272         $    246,268        $     239,534        $     467,608
 Operating costs and expenses:
   Cost of products sold                                 90,487              212,742              197,866              407,406
   Selling, general and administrative
    expenses                                              8,335               14,245               16,925               27,781
   Depreciation and amortization                          1,792                8,089                3,492               15,810
                                                  -------------        -------------        -------------        -------------
                                                        100,614              235,076              218,283              450,997
                                                  -------------        -------------        -------------        -------------
Operating profit                                          9,658               11,192               21,251               16,611

Other income (expense)
 Interest income                                            261                  203                  455                  335
 Interest expense                                        (3,723)             (11,260)              (7,882)             (22,556)
 Equity in income of joint ventures                       1,011                  981                2,251                1,850
 Fees from joint ventures                                   315                  681                  616                1,238
 Other, net                                                  87                  (28)                 (43)                 (82)
                                                  -------------        -------------        -------------        -------------
                                                         (2,049)              (9,423)              (4,603)             (19,215)
                                                  -------------        -------------        -------------        -------------
Income (loss) before income tax                           7,609                1,769               16,648               (2,604)

Income tax (provision) benefit                           (3,232)                (812)              (7,159)               1,402
                                                  -------------        -------------        -------------        -------------
Income (loss) before minority interest                    4,377                  957                9,489               (1,202)

Minority interest                                           (55)                 (98)                 (57)                (146)
                                                  -------------        -------------        -------------        -------------
Income (loss) before cumulative
 effect of accounting change                              4,322                  859                9,432               (1,348)

Cumulative effect of change in
 accounting for spare parts
 inventories, net of taxes of
 $2,444 (Note 6)                                                                                                         3,556
                                                  -------------        -------------        -------------        -------------
Net income                                        $       4,322        $         859        $       9,432        $       2,208
                                                  =============        =============        =============        =============



     See accompanying notes to unaudited consolidated financial statements

                          GS TECHNOLOGIES CORPORATION
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                          December 31,  June 30,
                                                                              1995        1996
                                                                          -----------   --------
ASSETS
Current assets:
 Cash and cash equivalents                                                $    11,451   $ 12,274
 Receivables less allowance for doubtful accounts                             114,828    117,709
 Receivable from  related party                                                 7,283      8,639
                                                                          -----------   --------
  Total receivables                                                           122,111    126,348
                                                                          -----------   --------
Inventories                                                                   159,154    144,418
Prepaid expenses and other current assets                                       9,969     12,623
Recoverable income taxes                                                        8,684      6,721
                                                                          -----------   --------
  Total current assets                                                        311,369    302,384

Investments in joint ventures                                                  13,366     23,272
Properties, net                                                               296,126    307,271
Acquisition premium                                                            93,848     92,702
Other assets                                                                   23,355     22,969
Deferred tax benefit                                                            1,830      2,490
                                                                          -----------   --------
  Total                                                                   $   739,894   $751,088
                                                                          ===========   ========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
 Notes payable                                                            $     5,176   $ 21,101
 Current portion of long-term debt                                              2,933        449
 Payables and accrued liabilities                                             163,393    153,628
 Other current liabilities                                                      4,114      7,142
                                                                          -----------   --------
  Total current liabilities                                                   175,616    182,320

Long-term debt                                                                369,994    370,459
Post retirement benefit obligations other than pensions                        24,268     25,224
Deferred income taxes payable                                                  32,260     33,858
Other long-term liabilities                                                    31,147     30,033
Commitments and contingencies
                                                                          -----------   --------
  Total liabilities                                                           633,285    641,894
                                                                          -----------   --------

Stockholder's equity:
 Common Stock, $.01 par value, 1,000 shares authorized, and 100 shares
  issued and outstanding at December 31, 1995 and  June 30, 1996                    1          1
 Additional paid in capital                                                   132,166    132,166
 Retained earnings (accumulated deficit)                                      (24,164)   (21,956)
 Cumulative translation adjustment                                             (1,394)    (1,017)
                                                                          -----------   --------
  Total stockholder's equity                                                  106,609    109,194
                                                                          -----------   --------
  Total                                                                   $   739,894   $751,088
                                                                          ===========   ========




     See accompanying notes to unaudited consolidated financial statements

                          GS TECHNOLOGIES CORPORATION
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                     Six
                                                                Months Ended
                                                                June 30, 1995       Six
                                                                (as Restated,  Months Ended
                                                                   Note 6)     June 30, 1996
                                                                -------------  -------------
OPERATING ACTIVITIES:
  Net Income                                                        $  9,432       $  2,208
  Adjustments to reconcile net income to net cash provided by operating activities:
    Cumulative effect of accounting change                                           (3,556)
    Depreciation and amortization                                      3,492         15,810
    Loss on disposal of fixed assets                                                     18
    Deferred income taxes                                              2,739            938
    Equity in undistributed income of joint ventures                  (2,251)        (1,850)
    Dividends from joint ventures                                      1,228          3,439
    Retiree medical benefits accrued in excess of cash paid            1,015            955
    Changes in operating assets and liabilities:
     Receivables                                                       8,989         (4,057)
     Inventories                                                     (24,119)        18,292
     Payables and accrued liabilities                                  7,363         (9,765)
     Other current liabilities                                         1,455          3,028
     Income taxes                                                     (1,536)         1,963
     Other                                                             4,609         (3,919)
                                                                ------------   ------------
  Net cash provided by operating activities                           12,416         23,504
                                                                ------------   ------------
INVESTING ACTIVITIES:
  Purchase of properties                                             (34,054)       (26,569)
  Cash received from (paid to) Armco, net                                (85)
  Proceeds from disposal of properties                                 1,000            951
  Investment in joint ventures                                                      (11,166)
                                                                ------------   ------------
      Net cash used in investing activities                          (33,139)       (36,784)
                                                                ------------   ------------
FINANCING ACTIVITIES:
  Distributions to stockholders                                       (5,541)
  Proceeds from (payments on) notes payable, net                      (2,274)        15,925
  Proceeds from issuance of long-term debt                            22,595        118,746
  Repayments of long-term debt                                        (1,855)      (120,765)
                                                                ------------   ------------
      Net cash provided by financing activities                       12,925         13,906
                                                                ------------   ------------
Effect of exchange rate changes on cash                                  109            197
                                                                ------------   ------------
Net increase (decrease) in cash and cash equivalents                  (7,689)           823

Cash and cash equivalents:
 Beginning of period                                                  19,317         11,451
                                                                ------------   ------------
 End of period                                                  $     11,628   $     12,274
                                                                ============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during period for interest                           $      7,964   $     21,509
 Cash paid (refunded) during the period for taxes               $      5,171   $     (3,697)




    See accompanying notes to unaudited consolidated financial statements

                          GS TECHNOLOGIES CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of GS Technologies Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements reflect all adjustments (which include only normal recurring adjustments except for the cumulative effect of a change in accounting) necessary for a fair presentation.

2. FINANCIAL STATEMENT NOTES

Reference is made to the Notes to Combined/Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 for a summary of significant accounting policies and other information, the substance of which has not changed materially as of June 30, 1996, unless otherwise noted herein.

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

GSI's common stockholders and certain members of management purchased stock of GSI for $30,000 in cash. GSI purchased a portion of the GII common stock with approximately 4% of its common stock and a combination of pay-in-kind subordinated notes and preferred stock of GSI, which in the aggregate, had a fair market value of approximately $102,000. The pay-in-kind subordinated notes and preferred shares are unsecured obligations of GSI maturing October 5, 2006 and are not guaranteed by any of GSI's subsidiaries. The $30,000 in cash and the common stock of GII acquired by GSI were contributed to the Company and were in turn contributed to GSTOC. GSTOC used the $30,000 in cash, proceeds from a $125,000 public senior note offering (see below) and proceeds from borrowings under it's credit facilities, to pay the cash portion of the consideration in connection with the merger of a newly-formed subsidiary of GSTOC with and into GII, thereby acquiring the remaining GII common stock. The total consideration was $307,000 of which $205,000 was cash and $102,000 was the fair value of the securities described above.

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

5. INVESTMENT IN JOINT VENTURES

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

On June 12, 1996, the Company entered into an agreement to form a new Italian corporation to be called GSI Lucchini SpA. The new joint venture, to be 49% owned by the Company, will manufacture and sell grinding media. Amounts expensed to date in connection with the planned joint venture have not been material. Manufacturing assets from the Company's Cividale forged ball plant will be sold to the joint venture and used in production in the joint venture's new facility.

6. INVENTORIES

Inventories consist of the following:

                                                    December 31,  June 30,
                                                        1995        1996
                                                    ------------  ---------
Inventories at FIFO and average cost:
  Finished and semi-finished                        $    73,065   $ 71,765
  Raw materials                                          80,361     67,573
                                                    -----------   --------
    Total                                               153,426    139,338
                                                    -----------   --------
Inventories at LIFO:
  Finished and semi-finished                              6,413      5,562
  Adjustment to state inventories at LIFO value            (685)      (482)
                                                    -----------   --------
    Total                                                 5,728      5,080
                                                    -----------   --------
                                                    $   159,154   $144,418
                                                    ===========   ========

The carrying value of inventories approximates replacement cost.

                          GS TECHNOLOGIES CORPORATION
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (Dollars in thousands)

During the fourth quarter of 1995, the Company elected to change its method of inventory valuation for its Kansas City Operations from the last-in, first-out
(LIFO) method to the first-in, first-out (FIFO) method. Under the current economic environment of low inflation, the Company believes that the FIFO method will result in a better measurement of operating results. In accordance with Accounting Principles Board Opinion No. 20, the change in the method of inventory valuation from the LIFO method to the FIFO method has been applied retroactively, and all prior period financial statements have been restated. This change in accounting method had the effect of increasing previously reported net income for the second quarter and first six months of 1996 by $972 and $1,566, net of income taxes, respectively.

Effective January 1, 1996, the Company changed its method of accounting for spare parts from expensing the spares at time of purchase to inventorying the spares and charging them to expense in the period in which they are used. This method is consistent with prevailing industry practice as well as the policy followed by the Company's other operations and in management's opinion, results in a better matching of costs with related revenues. The effect of the change was to increase net income for the six months ended June 30, 1996 by $3,556, net of applicable taxes. Proforma results for the six month period ended June 30, 1995 would not have been materially different from historical results had this new method been employed.

The Italian operations continue to value inventory on the LIFO method.

7. PAYABLES AND ACCRUED LIABILITIES

Payables and accrued liabilities consist of the following:

                            December 31,     June 30,
                               1995           1996
                            ------------    ---------
Trade payables               $108,505       $111,103
Salaries and wages             12,035         13,243
Accrued interest payable       10,136          9,633
Other                          32,717         19,649
                             --------       --------
                             $163,393       $153,628
                             ========       ========

8.   NOTES PAYABLE

Notes payable at June 30, 1996 consists of $15,528, $4,431 and $1,412 in short-term revolving credit in Peru, Italy and Chile, respectively.

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


                                 December 31,   June 30,
                                    1995         1996
                                ------------   ---------
Current assets                    $255,850     $248,145
Noncurrent assets                  375,444      383,933
                                  --------     --------
  Total                           $631,294     $632,078
                                  ========     ========
Current liabilities               $132,901     $154,149
Noncurrent liabilities             452,012      429,622
                                  --------     --------
                                   584,913      583,771
Common stock, additional paid-in
  capital and retained earnings     46,381       48,307
                                  --------     --------
   Total                          $631,294     $632,078
                                  ========     ========

                                                      Three Months Ended                         Six Months Ended
                                              ----------------------------------        ----------------------------------
                                              June 30, 1995                             June 30, 1995
                                              (as Restated,                             (as Restated,
                                                 Note 6)           June 30, 1996           Note 6)           June 30, 1996
                                              -------------        -------------        -------------        -------------
Net sales                                        $66,442             $200,025             $155,827           $  379,650
Cost of products sold                             56,751              177,844              133,911              340,339
Selling, general and administrative
  expenses                                         3,655                8,853                7,171               17,769
Depreciation and amortization                        815                7,186                1,587               14,009
                                                  ------             --------             --------           ----------
    Operating profit                               5,221                6,142               13,158                7,533

Interest expense                                  (3,336)             (10,347)              (6,814)             (20,792)

Fees from joint ventures                             315                  811                  616                1,703
Other, net                                           265                 (206)                 677                 (323)
                                                  ------             --------             --------           ----------
Income (loss) before income tax                    2,465               (3,600)               7,637              (11,879)
Income tax (provision) benefit                    (1,003)               1,630               (3,093)               5,219
                                                  ------             --------             --------           ----------
Income (loss) before cumulative
  effect of accounting change                      1,462               (1,970)               4,544               (6,660)

Cumulative effect of change in
  accounting                                                                                                      3,556
                                                  ------             --------             --------           ----------

Net income (loss)                                 $1,462             $ (1,970)              $4,544           $   (3,104)
                                                  ======             ========             ========           ==========

                          GS TECHNOLOGIES CORPORATION
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (Dollars in thousands)

10. COMMITMENTS AND CONTINGENCIES

INDEMNIFICATIONS FROM ARMCO

As part of the Purchase and Sale Agreement with Armco, the Company has been indemnified by Armco for known environmental matters and known quantified income tax issues related to periods prior to November 12, 1993. The Company has also been indemnified against all other unknown pre-closing environmental matters or conditions for a period of six years from closing, subject to an aggregate deductible of $250 and a fifty-fifty sharing for aggregate claims between $10,000 and $15,000 with a maximum cap of $12,500. Additionally, for a period of two years from closing, Armco's indemnity extends to all unquantified, known or unknown, pre-closing tax-related exposures as well as other pre-closing non-environmental contingent liabilities, subject to an aggregate deductible of $650. Management of the Company is not aware of any current information which would indicate that Armco will not be able to satisfy its obligation to the Company under these indemnifications.

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

The Company has several environmental issues, some of which involve compliance and/or remediation at certain properties.

The Company records certain operating expenses for environmental compliance, testing and other environmental related costs as expenses when incurred. When it has been possible to determine reasonable estimates of liabilities related to environmental issues, based upon information from engineering and environmental specialists, the Company has made provisions and accruals. At June 30, 1996, $4,139 is accrued for environmental related issues. The Company believes, based upon information currently available to management, that it will not require expenditures to maintain compliance with environmental requirements which would have a material adverse effect on its financial condition, results of operations or competitive position.

                          GS TECHNOLOGIES CORPORATION
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (Dollars in thousands)

PERU TAX CONTINGENCIES

The Company's Peruvian subsidiaries had received notice from the Peruvian tax authorities of proposed tax assessments aggregating approximately $16,900 as of December 31, 1994 for the years 1985 through 1990 relating to sales taxes, employer taxes and income taxes. During 1995, the Company resolved approximately $4,700 of the proposed tax assessments for a total payment of $140. During the second quarter 1996, the Company resolved approximately $3,500 of the remaining proposed tax assessments for a total payment of $88, leaving an unsettled balance of approximately $8,700 as of June 30, 1996. The amounts paid for resolution of such tax assessments were or will be reimbursed in full by Armco. The Peruvian tax authorities currently assess a 3.5% per month increase in the aggregate amount of the tax assessment owed, which is reflective of historical interest and inflation rates. In addition, the Peruvian tax authorities can assess penalties that range from 6.5% to 100% of disputed tax assessments that are ultimately collected, which penalties may materially increase the amount of the proposed tax assessments. The Company has obtained a specific indemnity from Armco for the first $1,750 of any amount of tax assessment paid, without regard to any deductible.

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

                                  June 30, 1996 and the six months ended June 30, 1996
                                  ----------------------------------------------------
                                   United         South         Europe
                                   States        America       and Other      Total
                                  ---------      --------      ---------     --------
Net sales                         $370,929       $41,383        $ 55,296     $467,608
Equity in income (loss) of joint
  ventures                           1,549          (442)            743        1,850
Operating profit                    10,390         4,319           1,902       16,611
Net income                            (842)        2,178             872        2,208
Identifiable assets                582,092        58,492         110,504      751,088
Total liabilities                  559,622        40,386          41,886      641,894
Net assets                          23,214        17,362          68,618      109,194

                                             Six months ended June 30, 1995
                                  ---------------------------------------------------
                                                                            Total (as
                                     United      South       Europe         Restated,
                                     States     America     and Other        Note 6)
                                  ---------      --------      ---------     --------
Net sales                           $189,816    $34,438       $15,280        $239,534
Equity in income of joint ventures                              2,251           2,251
Operating profit                      17,607      3,095           549          21,251
Net income                             6,752      2,081           599           9,432

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

                          SUMMARY STATEMENTS OF INCOME
                       (Dollars in thousands, unaudited)

                                                    Three Months Ended                Six Months Ended
                                              -------------------------------  -------------------------------
                                              June 30, 1995(1)  June 30, 1996  June 30, 1995(1)  June 30, 1996
                                              ----------------  -------------  ----------------  -------------
Net sales                                     $       110,272   $    246,268   $       239,534   $    467,608
Cost of products sold                                  90,487        212,742           197,866        407,406
Selling, general and administrative expenses            8,335         14,245            16,925         27,781
Depreciation                                            1,792          8,089             3,492         15,810
                                              ---------------   ------------   ---------------   ------------
Operating profit                                        9,658         11,192            21,251         16,611
Net interest expense (2)                               (3,462)       (11,057)           (7,427)       (22,221)
Other income (3)                                        1,358          1,536             2,767          2,860
Income tax provision                                   (3,232)          (812)           (7,159)         1,402
                                              ---------------   ------------   ---------------   ------------
Income (loss) before cumulative effect of
accounting change                                       4,322            859             9,432         (1,348)
Cumulative effect of accounting change                                                                  3,556
                                              ---------------   ------------   ---------------   ------------
Net income                                    $         4,322   $        859   $         9,432   $      2,208
                                              ===============   ============   ===============   ============

(1) - As restated to reflect the effect of retroactively changing the Kansas City operations' method of valuing inventories from the last-in, first-out
(LIFO) method to the first-in, first-out (FIFO) method. See Note 6 to the unaudited consolidated financial statements.

(2) - Net interest expense includes interest income, interest expense and amortization of debt-issuance costs.

(3) - Other income includes equity in income of joint ventures, fees from joint ventures, minority interest and other, net.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995.

NET SALES. Net sales for the six months ended June 30, 1996 were $467.6 million compared to $239.5 million for the first six months of 1995, an increase of $228.1 or 95.2%. Net sales for the acquired GII group were $230.4 million. Excluding the GII acquisition, sales decreased $2.3 million resulting principally from a softening in wire rod selling prices.

Wire rod sales were $184.0 million for the first six months of 1996 compared to $96.4 million for the same period of 1995. The net increase results from incorporating wire rod sales from the Georgetown, South Carolina facility (part of the GII acquisition) of $90.5 million for the first half of 1996. Additionally, wire rod shipments from the Kansas City facility were up 18,700 tons due to the second quarter 1995 shutdown for the rod mill modernization project. The effect of this volume increase was offset by a decline in average wire rod selling prices of $24 per ton compared to the first half of 1995.

Grinding media sales of $97.4 million for the six months ended June 30, 1996 exceeded prior year six month sales by $7.9 million resulting from an 11,000 ton increase in volume and an increase in average selling price of $12 per ton.

Additional sales for the first six months resulting from the GII acquisition include $110.3 million of wire products and $26.3 million of billets.

COST OF PRODUCTS SOLD. Cost of products sold as a percent of net sales for the first six months increased to 87.1% in 1996 from 82.6% in 1995. This increase results from an increase in production costs at the Kansas City facility due to inefficiencies associated with the rod mill modernization combined with the decline in wire rod prices noted above. As a result, gross margin remains low and tends to be at lower than historical levels at 12.9% for the first half of 1996 compared to 17.4% for the same period in 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were up in total dollars to $27.8 million in the first six months of 1996 compared to $16.9 million in 1995, but have decreased as a percent of net sales to 5.9% from 7.1%. The increase in total dollars results from the GII acquisition while the decrease as a percent of sales reflects cost reductions and efficiencies of combining operations and management teams.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the first six months increased by $12.3 million to $15.8 million. Of this increase, $10.9 million results from the GII acquisition and the remainder from capital additions and improvements.

NET INTEREST EXPENSE. The increase in net interest expense of $14.8 million to $22.6 million results from debt incurred to effect the GII acquisition and borrowings related to the investment in Sidercorp. Of this total, $0.9 million relates to amortization of loan acquisition costs.

OTHER INCOME. Other income, which is primarily equity in income of joint ventures and fees from joint ventures increased to $2.9 million for the six months ended June 30, 1996 compared to $2.8 million for 1995.

INCOME TAX PROVISION/BENEFIT. The Company recorded an income tax benefit of $1.4 million on a pre-tax loss of $2.7 million for the first six months of 1996 at an effective rate of 50.9%. This compares to income tax expense of $7.2 million on pre-tax earnings of $16.6 million for the first six months of 1995 at an effective rate of 43.4%. The effective rate increased primarily due to limitations on the Company's ability to currently utilize foreign tax credits and the nondeductibility of amortization expense associated with the premium recorded in connection with the GII acquisition.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING. Effective January 1, 1996, the Company adopted, at its Kansas City facility, the prevailing industry practice which is to inventory spare parts when purchased and to charge them to operations as utilized. This is consistent with the policy followed by the Company's other operations and in management's opinion, results in a better matching of costs with related revenues. Net earnings for the six months ended June 30, 1996 include income of $3,556, net of applicable taxes, for the cumulative effect of this change.

NET INCOME. As a result of the various factors noted above, the Company had net income for the first six months of 1996 of $2.2 million compared to net income of $9.4 million for the first six months of 1995.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

NET SALES. Net sales for the second quarter ended June 30, 1996 were $246.3 million compared to $110.3 million for the second quarter of 1995, an increase of $135.9 million or 123.3%. Net sales for the acquired GII group were $123.1 million. The remainder of the increase results from volume increases in wire rod and grinding media as partially offset by a decline in wire rod selling prices.

Wire rod sales were $96.8 million for the second quarter of 1996 compared to $37.0 million for 1995. Excluding wire rod sales resulting from the GII acquisition of $48.8 million, the net increase is $11.0 million. This increase results from lower 1995 volume of approximately 103,000 tons compared to 1996 volume of 151,000 tons as the mill continues to ramp up production following the rod mill modernization which required a shut down of 36 days during the second quarter of 1995.

Grinding media sales of $50.6 million for the quarter exceeded prior year sales of $45.3 million resulting from the combination of a volume increase of approximately 12,000 tons and a price increase of $5 per ton.

Additional sales for the three months ended June 30, 1996 resulting from the GII acquisition include $58.3 million of wire products and $14.0 million of billets.

COST OF PRODUCTS SOLD. Cost of products sold as a percent of net sales increased to 86.4% in the second quarter of 1996 from 82.1% in 1995. This increase results from an increase in production costs at the Kansas City facility due to inefficiencies associated with the rod mill modernization and the decline in wire rod selling prices. As a result, gross margin decreased to 13.6% in second quarter 1996 from 17.9% in 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were up in total dollars to $14.2 million in 1996 compared to $8.3 million in 1995, but have decreased as a percent of net sales to 5.8% from 7.6%. The increase in total dollars results from the GII acquisition while the decrease as a percent of sales reflects cost reductions and efficiencies of combining operations and management teams.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the second quarter increased by $6.3 million to $8.1 million. Of this increase, $5.7 million results from the GII acquisition and the remainder from capital additions and improvements.

NET INTEREST EXPENSE. The increase in net interest expense of $7.6 million results from debt incurred to effect the GII acquisition and borrowings related to the investment in Sidercorp. Of this total, $0.5 million relates to amortization of loan acquisition costs.

OTHER INCOME. Other income, which is primarily equity in income of joint ventures and fees from joint ventures increased to $1.5 million for 1996 compared to $1.4 million for 1995.

INCOME TAX PROVISION/BENEFIT. The company recorded an income tax provision of $0.8 million on pre-tax earnings of $1.8 million for the second quarter of 1996 at an effective rate of 48.6%. This compares to income tax expense of $3.2 million on pre-tax earnings of $7.6 million for the second quarter of 1995 at an effective rate of 42.8%. The effective rate increased primarily due to limitations on the Company's ability to currently utilize foreign tax credits and the nondeductibility of amortization expense associated with the premium recorded in connection with the GII acquisition.

NET INCOME (LOSS). As a result of the various factors noted above, the Company had net income for the second quarter of 1996 of $0.9 million compared to net income of $4.3 million for the second quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company had total cash and cash equivalents of $12.3 million, mostly at the Company's foreign operations, an increase of $0.8 million from December 31, 1995. Operating activities for the six months provided $23.5 million of cash during the six months ended June 30, 1996. Dividends received from joint ventures provided $3.4 million in cash. Changes in operating assets and liabilities provided $1.9 million of cash. Financing activities provided $13.9 million of cash from borrowings on revolvers and long-term debt, and $26.6 million was invested in properties. The Company also invested $11.1 million to purchase a one-third interest in a joint venture in Peru which will operate a steel manufacturer which produces rebar and flat rolled steel products.

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

The Company currently intends to make an equity investment of up to $22.5 million primarily during 1997 in American Iron Reduction LLC, a joint venture to build and operate a scrap substitute facility. This joint venture will be financed on a non-recourse basis to GSTOC and the Company.

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

Borrowings under the Revolving Credit Facility bear interest at a floating rate. Increases in prevailing rates could adversely affect the Company's cash flow. To the extent that the interest rate on the Revolving Credit Facility increases or the principal amount outstanding increases, there will be corresponding increases in the Company's interest obligations. Under the Revolving Credit Facility, the Company availability is $145 million (subject to a borrowing base limitation). As of June 30, 1996, the availability under the Revolving Credit Facility was $134 million, of which $58.5 million was outstanding.

The unsecured MEI revolving credit agreement permits borrowings on the revolving line of credit up to $9 million. Unused availability under this facility was $5.2 million at June 30, 1996.

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

ENVIRONMENTAL AND TAX CONTINGENCIES AND INDEMNIFICATION

Note 10 to the company's Unaudited Consolidated Financial Statements in herein incorporated by reference.

PART II.OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

               Note 10 to the Company's Unaudited Consolidated Financial Statements is herein incorporated by reference.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits filed herewith:

               EXHIBIT NO.        DESCRIPTION
               -----------        -----------
                  18              Letter regarding Change in Accounting Principles
                  27              Financial Data Schedule

               All other exhibits otherwise required in connection with this quarterly report on Form 10-Q have heretofore been filed with the Securities and Exchange Commission.

          (b) No reports on Form 8-K were during the quarter ended June 30, 1996.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of August, 1996.


                              GS Technologies Operating Co., Inc.
                                          (Registrant)


                              By:          /s/ Luis E. Leon
                                 -------------------------------------------
                                               Luis E. Leon
                              Senior Vice President, Chief Financial Officer
                                              and Treasurer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of August, 1996.


                                       GS Technologies Corporation
                                              (Registrant)


                            By:            /s/ Luis E. Leon
                               ----------------------------------------------
                                               Luis E. Leon
                               Senior Vice President, Chief Financial Officer
                                               and Treasurer