Form 10-Q
period 1996-09-30
GS TECHNOLOGIES OPERATING CO INC
filed 1996-11-06
CIK 925906

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

{ X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                   September 30, 1996
                              ------------------------------------------------------------------------------

Commission file number                          033-80618
                       -------------------------------------------------------------------------------------

                                  GS Technologies Operating Co., Inc.
------------------------------------------------------------------------------------------------------------
                                (Exact name of registrant as specified in its charter)

                         Delaware                                               43-1656035
------------------------------------------------------------------------------------------------------------
 (State or other jurisdiction of incorporation or organization)        (IRS  Employer Identification No.)


                                        GS Technologies Corporation
------------------------------------------------------------------------------------------------------------
                                (Exact name of registrant as specified in its charter)

                 Delaware                                                          04-3204785
------------------------------------------------------------------------------------------------------------
 (State or other jurisdiction of incorporation or organization)       (IRS  Employer Identification No.)


                                   1901 Roxborough Road, Suite 200, Charlotte, NC 28211
-----------------------------------------------------------------------------------------------------------
                                        (Address of principal executive offices)

Registrants' telephone number, including area code                    (704) 366-6901
                                                  ---------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    X Yes       No
                                            ---      ---

There were 100 shares of GS Technologies Operating Co., Inc. Common Stock, par value $.01 per share, outstanding at November 6, 1996. There were 100 shares of GS Technologies Corporation Common Stock, par value $.01 per share, outstanding at November 6, 1996.

This document consists of 19 sequentially numbered pages.

PART I. FINANCIAL INFORMATION (UNAUDITED)

GS Technologies Corporation (the "Company" or "GST") was incorporated in 1993 to effect the November 12, 1993 acquisition (the "Acquisition") of the business and net assets of Armco Worldwide Grinding Systems, a division of Armco Inc. ("Armco"). In August 1994, GS Technologies Operating Co., Inc. ("GSTOC"), a wholly-owned subsidiary of GST, issued $125 million of registered debt securities. These securities are fully and unconditionally guaranteed by GSTOC's parent, GST.

On August 17, 1995, the Company was party to a merger transaction whereby it was merged into a subsidiary of a new parent company, GS Industries, Inc. ("GSI"), resulting in all of the issued and outstanding common stock of the Company being converted into shares of common stock of GSI and the Company becoming a wholly-owned subsidiary of GSI.

On October 5, 1995, GSI and the Company through its wholly owned subsidiary, GSTOC, purchased all the common stock of Georgetown Industries, Inc. ("GII") and GII and its subsidiaries are now wholly-owned subsidiaries of GSTOC. In connection with this acquisition, GSTOC issued an additional $125 million of registered debt securities which are also guaranteed by GST.


INDEX





      ITEM                                                                              PAGE
     (1)    Unaudited Consolidated Financial Statements of the Company

            Unaudited Consolidated Statements of Income for the Three Months and
            Nine Months ended September 30, 1996 and September 30, 1995                  3

            Unaudited Consolidated Balance Sheets as of September 30, 1996 and
            December 31, 1995                                                            4

            Unaudited Consolidated Statements of Cash Flows for the Nine Months
            ended September 30, 1996 and September 30, 1995                              5

            Notes to Unaudited Consolidated Financial Statements                         6

     (2)    Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                       13

                                       2

                          GS TECHNOLOGIES CORPORATION
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                             (Dollars in thousands)


                                                  Three Months Ended                          Nine Months Ended
                                             ---------------------------             ---------------------------------
                                              September 30,                           September 30,
                                                  1995                                   1995
                                             (as Restated,  September 30,            (as Restated,        September 30,
                                                Note 6)          1996                  Note 6)               1996
                                             ---------------------------             ---------------------------------
Net sales                                    $102,065           $239,204             $341,598                 $706,812

Operating costs and expenses:
  Cost of products sold                        88,398            204,617              286,264                  612,023
  Selling, general and administrative
     expenses                                   7,289             14,928               24,214                   42,709
  Depreciation and amortization                 1,757              8,015                5,249                   23,825
                                             --------           --------             --------                 --------
                                               97,444            227,560              315,727                  678,557
                                             --------           --------             --------                 --------
Operating profit                                4,621             11,644               25,871                   28,255

Other income (expense)
   Interest income                                363                233                  818                      568
   Interest expense                            (5,608)           (11,877)             (13,490)                 (34,433)
   Equity in income of joint ventures           1,046              1,758                3,296                    3,608
   Fees from joint ventures                       357                541                  973                    1,779
   Other, net                                     (69)               163                 (111)                      81
   Minority interest                              (56)              (107)                (112)                    (253)
                                             --------           --------             --------                 --------
                                               (3,967)            (9,289)              (8,626)                 (28,650)
                                             --------           --------             --------                 --------

Income (loss) before income tax and
  cumulative effect of accounting
  change                                          654              2,355               17,245                     (395)

Income tax (provision) benefit                   (279)            (1,220)              (7,438)                     182
                                             --------           --------             --------                 --------
Income (loss) before cumulative
 effect of accounting change                      375              1,135                9,807                     (213)

Cumulative effect of change in
 accounting for spare parts and
 supplies inventories, net of taxes of
 $2,444 (Note 6)                                                                                                 3,556
                                             --------           --------             --------                 --------
Net income                                   $    375           $  1,135             $  9,807                 $  3,343
                                             ========           ========             ========                 ========

     See accompanying notes to unaudited consolidated financial statements

                          GS TECHNOLOGIES CORPORATION
                     UNAUDITED CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)



                                                                             December 31,   September 30,
                                                                                 1995           1996
                                                                              --------       --------
ASSETS
Current assets:
  Cash and cash equivalents                                                   $ 11,451       $  3,518
  Receivables less allowance for doubtful accounts                             114,828        109,294
  Receivable from related party                                                  7,283          6,149
                                                                              --------       --------
    Total receivables                                                          122,111        115,443
                                                                              --------       --------
  Inventories                                                                  159,154        152,813
  Prepaid expenses and other current assets                                      9,969          8,968
  Income taxes receivable                                                        8,684          8,048
                                                                              --------       --------
    Total current assets                                                       311,369        288,790


Investments in joint ventures                                                   13,366         24,959
Properties, net                                                                296,126        311,926
Acquisition premium                                                             93,848         92,155
Other assets                                                                    23,355         22,483
Deferred tax benefit                                                             1,830          2,098
                                                                              --------       --------
    Total assets                                                              $739,894       $742,411
                                                                              ========       ========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Notes payable                                                               $  5,176       $ 16,311
  Current portion of long-term debt                                              2,933            930
  Payables and accrued liabilities                                             163,393        160,003
  Other current liabilities                                                      4,114          6,533
                                                                              --------       --------

    Total current liabilities                                                  175,616        183,777

Long-term debt                                                                 369,994        361,048
Post retirement benefit obligations other than pensions                         24,268         25,748
Deferred income taxes payable                                                   32,260         35,381
Other long-term liabilities                                                     31,147         25,960
Commitments and contingencies (Notes 10 and 12)
                                                                              --------       --------

    Total liabilities                                                          633,285        631,914
                                                                              --------       --------
Stockholder's equity:
  Common Stock, $.01 par value, 1,000 shares authorized, and 100 shares
   issued and outstanding at December 31, 1995 and  September 30, 1996               1              1
  Additional paid in capital                                                   132,166        132,166
  Retained earnings (accumulated deficit)                                      (24,164)       (20,821)
  Cumulative translation adjustment                                             (1,394)          (849)
                                                                              --------       --------
    Total stockholder's equity                                                 106,609        110,497
                                                                              --------       --------
    Total liabilities and stockholder's equity                                $739,894       $742,411
                                                                              ========       ========



     See accompanying notes to unaudited consolidated financial statements

                          GS TECHNOLOGIES CORPORATION
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)


                                                                                  Nine
                                                                              Months Ended
                                                                              September 30,        Nine
                                                                               1995 (as         Months Ended
                                                                               Restated,        September 30,
                                                                                Note 6)             1996
                                                                              -----------       ------------
OPERATING ACTIVITIES:
  Net Income                                                                   $  9,807            $  3,343
  Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
    Cumulative effect of accounting change                                                           (3,556)
    Depreciation and amortization                                                 5,249              23,825
    Loss on disposal of fixed assets                                                                     21
    Deferred income taxes                                                         2,173                 409
    Equity in income of joint ventures                                           (3,296)             (3,608)
    Dividends from joint ventures                                                 1,969               3,622
    Post retirement benefit obligations accrued in excess of cash paid            1,412               1,480
    Changes in operating assets and liabilities:
     Receivables                                                                  1,395               6,948
     Inventories                                                                (14,953)             12,341
     Payables and accrued liabilities                                             2,812              (3,390)
     Other current liabilities                                                      709               2,419
     Income taxes                                                                (2,613)                636
     Other                                                                        7,815              (5,152)
                                                                               --------            --------
  Net cash provided by operating activities                                      12,479              39,338
                                                                               --------            --------

INVESTING ACTIVITIES:
  Purchase of properties                                                        (44,876)            (37,619)
  Proceeds from disposal of properties                                            5,000               1,108
  Investment in joint ventures                                                                      (11,211)
                                                                               --------            --------

      Net cash used in investing activities                                     (39,876)            (47,722)
                                                                               --------            --------
FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                                       27,835             167,192
  Repayments of long-term debt                                                                     (178,141)
  Distributions to stockholders                                                  (5,698)
  Proceeds from (payments on) notes payable, net                                 (2,523)             11,135
                                                                               --------            --------
      Net cash provided by financing activities                                  19,614                 186
                                                                               --------            --------
Effect of exchange rate changes on cash                                             132                 265
                                                                               --------            --------
Net decrease in cash and cash equivalents                                        (7,651)             (7,933)

Cash and cash equivalents:
  Beginning of period                                                            19,317              11,451
                                                                               --------            --------
  End of period                                                                $ 11,666            $  3,518
                                                                               ========            ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for interest                                     $ 19,237            $ 29,866
  Cash paid (refunded) during the period for taxes                             $  6,383              (2,793)



     See accompanying notes to unaudited consolidated financial statements

                          GS TECHNOLOGIES CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             (Dollars in thousands)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of GS Technologies Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements reflect all adjustments (which include only normal recurring adjustments unless otherwise noted herein) necessary for a fair presentation.

2. FINANCIAL STATEMENT NOTES

Reference is made to the Notes to Combined/Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 for a summary of significant accounting policies and other information, the substance of which has not changed materially as of September 30, 1996, unless otherwise noted herein.

3. 1994 RECAPITALIZATION

In August 1994, in connection with the recapitalization of the Company (the "Recapitalization"), GSTOC issued $125,000 of Senior Notes due September, 2004 with interest payable semi-annually at an annual rate of 12%. The proceeds from the Senior Notes were used to repay outstanding debt of $54,862, to pay a distribution of $65,000 (the "Distribution") of which $61,223 was paid to the Company's stockholders and $3,777 was paid in lieu of dividends to Armco pursuant to the terms of a warrant agreement, and to partially fund debt issuance costs of $6,850. The Company paid $45,000 of the Distribution in August, 1994. In October 1994, the Board of Directors declared a dividend of $20,000 of which $14,457 was paid in November 1994 and $5,543 was paid in January 1995.

4. THE GEORGETOWN ACQUISITION

On August 17, 1995, the Company was merged into a subsidiary of a new parent company, GS Industries, Inc. ("GSI"), resulting in all of the issued and outstanding common stock of the Company being converted into shares of common stock of GSI and the Company becoming a wholly-owned subsidiary of GSI. On October 5, 1995, GSI and the Company, through GSTOC, acquired Georgetown Industries, Inc. ("GII") and its subsidiaries which are now wholly-owned subsidiaries of GSTOC.

GSI's common stockholders and certain members of management purchased stock of GSI for $30,000 in cash. GSI acquired a portion of the GII common stock by issuing approximately 4% of its common stock and a combination of pay-in-kind subordinated notes and convertible preferred stock of GSI, which in the aggregate, had a fair market value of approximately $102,000. The pay-in-kind subordinated notes and preferred shares are unsecured obligations of GSI maturing October 5, 2006 and are not guaranteed by any of GSI's subsidiaries. The $30,000 in cash and the common stock of GII acquired by GSI were contributed to the equity of the Company and were in turn contributed to the equity of GSTOC. GSTOC used the $30,000 in cash, proceeds from a $125,000 public senior note offering (see below) and proceeds from borrowings under it's credit facilities, to acquire the remaining GII common stock. The total consideration paid was $307,000 of which $205,000 was cash and $102,000 was the fair value of the securities described above.

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

                          GS TECHNOLOGIES CORPORATION
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                             (Dollars in thousands)

The acquisition of GII was recorded in accordance with the purchase method of accounting. Accordingly, the purchase price plus direct costs have been allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. This allocation was based on preliminary estimates and may be revised at a later date. A summary of the assets acquired, liabilities assumed and the purchase price paid follows:


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

On June 12, 1996, the Company entered into an agreement to form a new Italian corporation to be called GSI Lucchini SpA. The new joint venture, to be 49% owned by the Company, will manufacture and sell grinding media. Amounts expended to date in connection with this joint venture have not been material. Manufacturing assets from the Company's Cividale forged ball plant will be sold to the joint venture and used in production in the joint venture's new facility.

6. INVENTORIES

Inventories consist of the following:

                                                     December 31,  September 30,
                                                        1995          1996
                                                      ----------  -------------
   Inventories at FIFO and average cost:
      Finished and semi-finished                       $ 73,065       $ 71,932
      Raw materials                                      80,361         74,310
                                                      ---------       --------
        Total                                           153,426        146,242
                                                      ---------       --------
   Inventories at LIFO:
      Finished and semi-finished                          6,413          6,888
      Adjustment to state inventories at LIFO value        (685)          (317)
                                                      ---------       --------
        Total                                             5,728          6,571
                                                      ---------       --------
                                                       $159,154       $152,813
                                                      =========       ========

The carrying value of inventories approximates replacement cost.

                          GS TECHNOLOGIES CORPORATION
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                             (Dollars in thousands)

During the fourth quarter of 1995, the Company elected to change its method of inventory valuation for its Kansas City operations from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method. Under the current economic environment of low inflation, the Company believes that the FIFO method will result in a better measurement of operating results. In accordance with Accounting Principles Board Opinion No. 20, the change in the method of inventory valuation from the LIFO method to the FIFO method has been applied retroactively, and all prior period financial statements have been restated. This change in accounting method had the effect of increasing previously reported net income for the third quarter and first nine months of 1996 by $787 and $2,353, net of income taxes, respectively.

The Company's Italian operations continue to value inventory on the LIFO method.

Effective January 1, 1996, the Company changed its method of accounting for spare parts and supplies from expensing them at time of purchase to inventorying them and charging them to expense in the period in which they are used. This method is consistent with prevailing industry practice and in management's opinion, results in a better matching of costs with related revenues. The effect of the change was to increase net income for the nine months ended September 30, 1996 by $3,556, net of applicable taxes. Proforma results for the nine month period ended September 30, 1995 would not have been materially different from historical results had this new method been employed.

7. PAYABLES AND ACCRUED LIABILITIES

Payables and accrued liabilities consist of the following:


                             December 31,    September 30,
                                1995             1996
                             -----------    --------------
Trade payables               $108,505           $112,256
Salaries and wages             12,035             14,260
Accrued interest payable       10,136              9,640
Other                          32,717             23,847
                             --------           --------
                             $163,393           $160,003
                             ========           ========

8.   NOTES PAYABLE

Notes payable at September 30, 1996 consist of $11,591, $4,437 and $283 in short-term revolving credit facilities in Peru, Italy and Chile, respectively.

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


                                       December 31,     September 30,
                                         1995               1996
                                       ------------    -----------
Current assets                           $255,850         $239,042
Noncurrent assets                         375,444          387,438
                                         --------         --------
   Total                                 $631,294         $626,480
                                         ========         ========

Current liabilities                      $132,901         $153,032
Noncurrent liabilities                    452,012          420,761
                                         --------         --------
                                          584,913          573,793
Common stock, additional paid-in
 capital and retained earnings             46,381           52,687
                                         --------         --------
   Total                                 $631,294         $626,480
                                         ========         ========


                                                         Three Months Ended                               Nine Months Ended
                                                    ---------------------------                 ---------------------------------
                                                    September 30,                                September 30,
                                                        1995                                       1995
                                                    (as Restated,    September 30,              (as Restated,       September 30,
                                                       Note 6)          1996                      Note 6)               1996
                                                    ----------       ----------                 ---------           -------------
Net sales                                           $57,007            $195,666                  $212,834             $575,316
Cost of products sold                                53,055             171,965                   186,965              512,304
Selling, general and administrative
 expenses                                             2,410               9,862                     9,581               27,631
Depreciation and amortization                           815               7,140                     2,401               21,149
                                                    -------            --------                  --------             --------
     Operating profit                                   727               6,699                    13,887               14,232

Interest expense                                     (4,658)            (11,149)                  (11,472)             (31,892)
Fees from joint ventures                                356                 683                       973                2,386
Other, net                                              (73)                193                       602                 (179)
                                                    -------            --------                  --------             --------
Income (loss) before income tax and
  cumulative effect of accounting
  change                                             (3,648)             (3,574)                    3,990              (15,453)
Income tax (provision) benefit                        1,435                 845                    (1,659)               6,064
                                                    -------            --------                  --------             --------
Income (loss) before cumulative
  effect of accounting change                        (2,213)             (2,729)                    2,331               (9,389)

Cumulative effect of change in
  accounting                                                                                                             3,556
                                                    -------            --------                  --------             --------
Net income (loss)                                    (2,213)           $ (2,729)                 $  2,331             $ (5,833)
                                                    =======            ========                  ========             ========

                          GS TECHNOLOGIES CORPORATION
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                             (Dollars in thousands)

10. COMMITMENTS AND CONTINGENCIES

INDEMNIFICATIONS FROM ARMCO

In connection with the Company's acquisition of the Worldwide Grinding Systems from Armco, the Company has been indemnified by Armco for known environmental matters and known quantified income tax issues related to periods prior to November 12, 1993. The Company has also been indemnified against all other unknown pre-closing environmental matters or conditions for a period of six years from closing, subject to an aggregate deductible of $250 and a fifty-fifty sharing for aggregate claims between $10,000 and $15,000 with a maximum cap of $12,500. Management of the Company is not aware of any current information which would indicate that Armco will not be able to satisfy its obligation to the Company under these indemnifications.

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

Based on the continuing review of environmental requirements the Company believes that it is currently in compliance with environmental requirements. Nevertheless, as is the case with steel producers in general, if a release of hazardous substances occurs on or from the Company's properties or any associated offsite disposal locations, or if contamination from prior activities is discovered at such properties or locations, the Company may be held liable and may be required to pay the cost of remedying the condition or satisfying third party damage claims. The amount of any such liability could be material. The Company devotes considerable resources to ensuring that its operations are conducted in a manner that reduces such risks.

The Company has several environmental issues, some of which involve compliance and/or remediation at certain properties. The Company records certain operating expenses for environmental compliance, testing and other environmental related costs as expenses when incurred. When it has been possible to determine reasonable estimates of liabilities related to environmental issues, based upon information from engineering and environmental specialists, the Company has made provisions and accruals. At September 30, 1996, $3,735 is accrued for environmental related issues. The Company believes, based upon information currently available to management, that it will not require expenditures to maintain compliance with environmental requirements which would have a material adverse effect on its financial condition, results of operations or competitive position.

                          GS TECHNOLOGIES CORPORATION
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                             (Dollars in thousands)

LITIGATION AND OTHER CONTINGENCIES

On August 30, 1996, Samsung America, Inc. ("Samsung") filed an action in the Supreme Court of the State of New York seeking monetary damages against GSI, the Company, its Peruvian subsidiary, Acerco, and Acerco's partners in the Siderperu joint venture, collectively, ("the Defendants"). Samsung seeks to recover purported damages of $48.0 million and punitive damages of $10.0 million and alleges that the Defendants failed to honor a written contract which entitled Samsung to obtain an equity interest in Siderperu and to provide certain distribution and trading services on an exclusive basis. Although no assurances can be given, the Company believes the allegations are without merit and will defend itself accordingly.

There are various claims and legal proceedings arising out of the normal course of business pending against the Company and its subsidiaries. In management's opinion, the ultimate liability resulting therefrom will not have a material adverse effect on the financial position or results of operations of the Company.

LABOR RELATIONS

A significant portion of the Company's employees are covered by collective bargaining agreements negotiated with various unions. These agreements expire at various times between November 1996 and March 1999. In the course of contract negotiations, the Company has on infrequent occasion been affected by work stoppages which have been short in duration and have not had a material adverse effect on the Company's results of operations or financial position. Management believes that its relationships with the unions are generally good and that upcoming negotiations will be conducted on a mutually satisfactory basis.

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



                         September 30, 1996 and the nine months ended September 30, 1996
                         ---------------------------------------------------------------
                                     United     South    Europe
                                     States    America  and Other   Total
                                    -------    -------  ---------  --------
Net sales                           $559,299   $63,407   $ 84,106  $706,812
Equity in income of joint ventures     2,641        37        930     3,608
Operating profit                      17,803     6,930      3,522    28,255
Net income (loss)                     (2,722)    4,346      1,719     3,343

Identifiable assets                  577,452    53,661    111,298   742,411
Total liabilities                    556,390    33,740     41,784   631,914
Net assets                            21,062    19,921     69,514   110,497


                                                Three months ended September 30, 1995
                                        ---------------------------------------------------
                                                                                  Total (as
                                        United          South       Europe       Restated,
                                        States         America     and Other      Note  6)
                                       --------        -------     ---------     ----------
Net sales                              $188,370        $22,024     $  28,810     $239,204
Equity in income of joint ventures        1,092            479           187        1,758
Operating profit                          7,244          2,611         1,789       11,644
Net income (loss)                        (1,880)         2,168           847        1,135

12. SUBSEQUENT EVENT

The Company's Peruvian subsidiaries had received various notices of proposed tax assessments from the Peruvian tax authorities for the years 1985 through 1991, the balances of which aggregated $16,900 as of December 31, 1994. As of June 30, 1996, the Company had resolved approximately $8,200 of the total proposed tax assessments with total cash payments of $228. Due to the large number of unsettled tax cases throughout the Peruvian tax system, the Government of Peru issued a one-time amnesty program in October 1996. The Company has elected to participate in the amnesty program and will settle all remaining proposed Peruvian tax assessments, including interest and penalties, for a payment of approximately $250. The amounts paid for resolution of the tax assessments were or will be reimbursed in full by Armco under the indemnification provisions of the agreement between Armco and the Company.

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

                          SUMMARY STATEMENTS OF INCOME
                       (Dollars in thousands, unaudited)




                                                      Three Months Ended      Nine Months Ended
                                                    ----------------------  ----------------------
                                                    September   September   September   September
                                                    30, 1995(1)  30, 1996   30, 1995(1)  30, 1996
                                                    --------   ----------   ----------   --------
Net sales                                           $102,065   $239,204     $341,598     $706,812
Cost of products sold                                 88,398    204,617      286,264      612,023
Selling, general and administrative expenses           7,289     14,928       24,214       42,709
Depreciation                                           1,757      8,015        5,249       23,825
                                                    --------   --------     --------     --------
Operating profit                                       4,621     11,644       25,871       28,255
Net interest expense (2)                              (5,245)   (11,644)     (12,672)     (33,865)
Other income (3)                                       1,278      2,355        4,046        5,215
Income tax (provision) benefit                          (279)    (1,220)      (7,438)         182
                                                    --------   --------     --------     --------
Income (loss) before cumulative effect of
  accounting change                                      375      1,135        9,807         (213)
Cumulative effect of accounting change                                                      3,556
                                                    --------   --------     --------     --------
Net income                                          $    375   $  1,135     $  9,807     $  3,343
                                                    ========   ========     ========     ========

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

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995.

NET SALES. Net sales for the nine months ended September 30, 1996 were $706.8 million compared to $341.6 million for the first nine months of 1995, an increase of $365.2 or 106.9%. Net sales for the acquired GII group were $345.9 million. Excluding the GII acquisition, sales increased $19.3 million resulting principally from volume increases in wire rod and grinding media as partially offset by lower wire rod selling prices.

Wire rod sales were $283.0 million for the first nine months of 1996 compared to $124.8 million for the same period of 1995. The net increase results from incorporating wire rod sales from the Georgetown, South Carolina facility (part of the GII acquisition) of $139.9 million for the first nine months of 1996. Additionally, wire rod shipments from the Kansas City facility were up 90,000 tons in 1996 due to the second quarter 1995 shutdown for the rod mill modernization project. The effect of this volume increase was partially offset by a decline in average wire rod selling prices of $26 per ton compared to the first nine months of 1995.

Grinding media sales of $146.8 million for the nine months ended September 30, 1996 exceeded prior year nine month sales by $10.2 million resulting from the combination of an 18,000 ton increase in volume and an increase in average selling price of $7 per ton.

Additional sales for the first nine months resulting from the GII acquisition include $171.1 million of wire products and $30.5 million of billets.

COST OF PRODUCTS SOLD. Cost of products sold as a percent of net sales for the first nine months increased to 86.6% in 1996 from 83.8% in 1995. This increase results from an increase in production costs at the Kansas City facility due to inefficiencies associated with the production ramp-up following the rod mill modernization combined with the decline in wire rod prices noted above. As a result, gross margin was 13.4% for the first nine months of 1996 compared to 16.2% for the same period in 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were up in total dollars to $42.7 million in the first nine months of 1996 compared to $24.2 million in 1995, but have decreased as a percent of net sales to 6.0% from 7.1%. The increase in total dollars results from the GII acquisition while the decrease as a percent of sales reflects cost reductions and efficiencies of combining operations and management teams.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the first nine months increased by $18.6 million to $23.8 million. Of this increase, $16.5 million results from the GII acquisition and the remainder from capital additions and improvements.

NET INTEREST EXPENSE. The increase in net interest expense of $21.2 million to $33.9 million results from debt incurred to effect the GII acquisition and borrowings related to the investment in Sidercorp. Of this total, $1.4 million relates to amortization of loan acquisition costs.

OTHER INCOME. Other income, primarily equity income and fees from joint ventures, increased to $5.2 million for the nine months ended September 30, 1996 compared to $4.0 million for 1995.

INCOME TAX PROVISION/BENEFIT. The Company recorded an income tax benefit of $.2 million on a pre-tax loss of $.4 million for the first nine months of 1996 at an effective rate of 46.1%. This compares to income tax expense of $7.4 million on pre-tax earnings of $17.2 million for the first nine months of 1995 at an effective rate of 43.0%. The effective rate increased primarily due to the nondeductibility of amortization expense associated with the premium recorded in connection with the GII acquisition and a higher percentage of foreign income and foreign income taxes which were not deductible for U.S. tax purposes.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING. Effective January 1, 1996, the Company adopted, at its Kansas City facility, the prevailing industry practice which is to inventory spare parts and supplies when purchased and to charge them to operations as utilized. In management's opinion this policy results in a better matching of costs with related revenues and is consistent with industry practice. Net earnings for the nine months ended September 30, 1996 include income of $3,556, net of applicable taxes, for the cumulative effect of this change.

NET INCOME. As a result of the various factors noted above, the Company had net income for the first nine months of 1996 of $3.3 million compared to net income of $9.8 million for the first nine months of 1995.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

NET SALES. Net sales for the third quarter ended September 30, 1996 were $239.2 million compared to $102.1 million for the third quarter of 1995, an increase of $137.1 million or 134.4%. Net sales for the acquired GII group were $115.4 million. The remainder of the increase results from volume increases in wire rod and grinding media as partially offset by a decline in wire rod selling prices.

Wire rod sales were $99.0 million for the third quarter of 1996 compared to $28.4 million for 1995. Excluding wire rod sales resulting from the GII acquisition of $49.4 million, the net increase is $21.2 million. This increase results from increased volume of 71,000 tons at Kansas City to 152,000 tons for the third quarter of 1996 as the mill continues to ramp up production following the rod mill modernization. The modernization project required a shut down of 36 days during the second quarter of 1995 and volume was adversely affected for the remainder of 1995. The effect of the volume improvement in 1996 was offset by a decrease in average wire rod selling price, quarter to quarter, of $27 per ton.

Grinding media sales of $49.3 million for the quarter exceeded prior year sales of $46.8 million resulting from a volume increase of approximately 7,000 tons and an increase in the average selling price of $14 per ton.

Additional sales for the three months ended September 30, 1996 resulting from the GII acquisition include $60.8 million of wire products and $17.9 million of billets.

COST OF PRODUCTS SOLD. Cost of products sold as a percent of net sales decreased to 85.5% in the third quarter of 1996 from 86.6% in 1995. Production costs at the Kansas City facility were higher in the three month period ended September 30, 1995 due to inefficiencies associated with the production ramp-up following rod mill modernization. Production levels were significantly lower in the months following the rod mill shut down. As a result, gross margin improved to 14.5% in third quarter 1996 from 13.4% in 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were up in total dollars to $14.9 million in 1996 compared to $7.3 million in 1995, but have decreased as a percent of net sales to 6.2% from 7.2%. The increase in total dollars results from the GII acquisition while the decrease as a percent of sales reflects cost reductions and efficiencies of combining operations and management teams.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the third quarter increased by $6.3 million to $8.0 million. Of this increase, $5.5 million results from the GII acquisition and the remainder from capital additions and improvements.

NET INTEREST EXPENSE. The increase in net interest expense of $6.4 million results from debt incurred to effect the GII acquisition and borrowings related to the investment in Sidercorp. Of this total, $0.5 million relates to amortization of loan acquisition costs.

OTHER INCOME. Other income, which is primarily equity in income of joint ventures and fees from joint ventures increased to $2.4 million for 1996 compared to $1.3 million for 1995.

INCOME TAX PROVISION/BENEFIT. The company recorded an income tax provision of $1.2 million on pre-tax earnings of $2.3 million for the third quarter of 1996 at an effective rate of 51.8%. This compares to income tax expense of $.3 million on pre-tax earnings of $.7 million for the third quarter of 1995 at an effective rate of 42.7%. The effective rate increased primarily due to the nondeductibility of amortization expense associated with the premium recorded in connection with the GII acquisition and a higher percentage of foreign income and foreign income taxes which were not deductible for U.S. tax purposes.

NET INCOME. As a result of the various factors noted above, the Company had net income for the third quarter of 1996 of $1.1 million compared to net income of $.4 million for the third quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company had total cash and cash equivalents of $3.5 million, mostly at the Company's foreign operations, a decrease of $7.9 million from December 31, 1995. Operating activities for the nine months ended September 30, 1996 provided $39.3 million of cash. Dividends received from joint ventures provided $3.6 million in cash. Changes in operating assets and liabilities provided $11.4 million of cash, largely from reductions in accounts receivable and inventories of $6.7 million and $6.3 million, respectively, as offset by a decrease in accounts payable and accrued liabilities. Financing activities provided $.2 million of cash from borrowings, net of repayments, on revolvers and long-term debt. The Company invested $47.7 million in properties and invested $11.1 million to purchase a one-third interest in a joint venture in Peru which operates a steel manufacturer producing rebar and flat rolled steel products.

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

The Company currently intends to make an equity investment of up to $22.5 million primarily during 1997 in American Iron Reduction LLC, a joint venture to build and operate a scrap substitute facility. The financing for the project was closed in September and grading and foundation work at the site was commenced. Construction is projected to be completed by the end of 1997. The financing was obtained on a non-recourse basis to GSTOC and the Company.

The Company will manage its liquidity needs on a consolidated basis with borrowings that will be available under the Revolving Credit Facility, a revolving credit facility at MEI and various credit facilities available at its international subsidiaries and joint ventures. Management believes the additional borrowing availability under its credit facilities and the cash flows from operations will be sufficient to meet anticipated capital expenditures and to make principal and interest payments on the Company's indebtedness when due. The Company believes cash flows from operations will continue to improve due to the ongoing benefits of its business strategy, including its cost reduction program and planned capital investment projects.

Borrowings under the Revolving Credit Facility bear interest at a floating rate. Increases in prevailing rates could adversely affect the Company's cash flow. To the extent that the interest rate on the Revolving Credit Facility increases or the principal amount outstanding increases, there will be corresponding increases in the Company's interest obligations. Under the Revolving Credit Facility, the Company availability is $145 million (subject to a borrowing base limitation). As of September 30, 1996, the availability under the Revolving Credit Facility was $131.9 million, of which $52.6 million was advanced and $24.9 million was reserved for letters of credit outstanding.

The unsecured MEI revolving credit agreement permits borrowings on the revolving line of credit up to $9 million. Unused availability under this facility was $8.1 million at September 30, 1996.

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

ENVIRONMENTAL AND TAX CONTINGENCIES, LITIGATION AND INDEMNIFICATION

Note 10 to the Company's Unaudited Consolidated Financial Statements is herein incorporated by reference.

PART II.     OTHER INFORMATION



ITEM 1.      LEGAL PROCEEDINGS

             Note 10 to the Company's Unaudited Consolidated Financial Statements for the quarter ended September 30, 1996 is herein incorporated by reference.





ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits filed herewith:

             EXHIBIT NO.        DESCRIPTION
             -----------        -----------
                 27             Financial Data Schedule

             All other exhibits otherwise required in connection with this quarterly report on Form 10-Q have heretofore been filed with the Securities and Exchange Commission.


        (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of November, 1996.


                                      GS Technologies Operating Co., Inc.
                                               (Registrant)


                            By: /s/ Luis E. Leon
                                ----------------------------------------------
                                       Luis E. Leon
                                Senior Vice President, Chief Financial Officer
                                       and Treasurer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of November, 1996.


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