Form 10-K405
period 1996-12-31
GS TECHNOLOGIES OPERATING CO INC
filed 1997-03-18
CIK 925906

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

               Annual Report Filed Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996     Commission File Number 033-80618

                       GS TECHNOLOGIES OPERATING CO., INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                      43-1656035
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                           GS TECHNOLOGIES CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                      04-3204785
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

         1901 Roxborough Road
              Suite 200
      Charlotte, North Carolina                             28211
(Address of principal executive office)                   (Zip Code)

       Registrant's telephone number, including area code: (704) 366-6901

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

================================================================================

         As of March 1, 1997, 100 shares of GS Technologies Operating Co., Inc. Common Stock, par value $.01 per share, were outstanding, all of which are owned by GS Technologies Corporation. Also as of March 1, 1997, 100 shares of GS Technologies Corporation Common Stock, par value $.01 per share, were outstanding, all of which are owned by GS Industries, Inc.

         This document consists of 58 sequentially numbered pages. The exhibit index can be found on page 53 of the sequential numbering system.

Forward-Looking Statements

         The forward-looking statements included in the "Business", "Properties", "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Words such as "expects", "anticipates", "believes" and "intends", variations of such words and similar expressions are intended to identify such forward-looking statements. Actual results could differ from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to, the factors discussed in such sections. Forward-looking information provided by the Company in such sections pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.

         GS Technologies Corporation (the "Company" or "GST") was incorporated in 1993 to effect the November 12, 1993 acquisition of the business and net assets of Armco Worldwide Grinding Systems ("AWGS"), a division of Armco, Inc. ("Armco"). In August 1994, GS Technologies Operating Co., Inc. ("GSTOC"), a wholly-owned subsidiary of GST, issued $125 million of 12% Senior Notes due 2004 (the "12% Notes). These securities are fully and unconditionally guaranteed by GST.

         On August 17, 1995, the Company was party to a merger transaction whereby it was merged with a subsidiary of a new parent company, GS Industries, Inc. ("GSI"), resulting in all of the issued and outstanding common stock of the Company being converted into shares of common stock of GSI and the Company becoming a wholly-owned subsidiary of GSI.

         On October 5, 1995, GSI and the Company through its wholly-owned subsidiary, GSTOC, acquired all the common stock of Georgetown Industries, Inc. ("GII") which resulted in GII and its subsidiaries becoming wholly-owned subsidiaries of GSTOC. In connection with this acquisition, GSTOC issued an additional $125 million of 12-1/4% Senior Notes due 2005 (the "12-1/4% Notes") which are also guaranteed by GST.

                           FORM 10-K TABLE OF CONTENTS
                  (Dollars in thousands unless otherwise noted)

                                                                                                       Page
                                                                                                       ----
PART I
         Item 1:  Business...............................................................................4
         Item 2:  Properties............................................................................17
         Item 3:  Legal Proceedings.....................................................................20
         Item 4:  Submission of Matters to a Vote of Security Holders...................................20

PART II
         Item 5:  Market for the Registrant's Common Equity and Related Stockholder Matters.............20
         Item 6:  Selected Financial Data...............................................................21
         Item 7:  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations...............................................................23
         Item 8:  Financial Statements and Supplementary Data...........................................32
         Item 9:  Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosure................................................................32

PART III
         Item 10:  Directors and Executive Officers of the Registrant...................................32
         Item 11:  Executive Compensation...............................................................35
         Item 12:  Security Ownership of Certain Beneficial Owners and Management.......................43
         Item 13:  Certain Relationships and Related Transactions.......................................45

PART IV
         Item 14:  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................53

Index to Consolidated Financial Statements and Financial Statement Schedules............................58

Signatures

                                     PART I

ITEM 1: BUSINESS

General

         The Company is a leading producer of high carbon and special grade wire rod, grinding media, non-manganese mill liners, steel billets and certain high quality wire and wire products. The Company believes its leading position in these products is the result of its high product quality, its position as one of the low cost producers in each of the product segments in which it competes, its long-term relationships with customers and, in the case of wire rod, the close proximity of its mini-mills to the wire drawing facilities of many of its customers.

         The Company's high carbon and special grade wire rod is sold primarily to domestic wire rod drawers that process wire rod into products for diverse end use applications such as tire cord and tire bead for the automotive industry, upholstery and bed springs for furniture and wire rope and pre-stressed concrete strand ("PC strand") for the construction industry. In 1996, the Company shipped approximately 1.3 million tons of wire rod of which 1.1 million tons were sold to third party purchasers.

         Grinding media are high carbon steel balls and rods used inside a rotating mill to grind semi-crushed rock as a step in processing various kinds of ore. Mill liners are protective steel liners that shield the rotating mill from the pulverizing activity of the grinding media. Grinding media and mill liners are consumed as ore is processed and must be continually replenished. In 1996, the Company shipped approximately 453,000 tons of grinding media and non-manganese mill liners.

         In 1996, the Company also shipped approximately 324,000 tons of wire and wire products and 230,000 tons of steel billets and bars, of which 167,000 were to third party purchasers.

         The Company conducts its operations through several domestic and international facilities. Its Kansas City mini-mill, which has an annual steel production capacity of approximately 1.0 million tons, has been the focus of a significant cost reduction and modernization program to enhance its competitive position. The $63 million rod mill modernization was completed in 1995 and has improved wire rod product quality. It is expected to increase annual rod mill production once the mill is operating at design capacity. The next phase of this program was a $35 million capital improvement project to refurbish the grinding media manufacturing operation, which was completed in the third quarter of 1996.

         The Company's Georgetown, SC facility pioneered the use of direct reduced iron ("DRI") for steelmaking in the United States and currently operates the only DRI facility in the United States. DRI is an exceptionally pure metallized iron product utilized in steelmaking as a supplement and substitute for high quality steel scrap. Through this facility, the Company conducts steel and DRI operations at a state-of-the-art mini-mill. The DRI facility has production capacity of approximately 613,000 tons per year, all of which is used in the steelmaking operations of the Georgetown facility. At this site, the Company has steel production capacity of approximately 1.0 million tons per year and wire rod finishing capacity of approximately 750,000 tons per year. The Company utilizes some of the excess steel billets at its Kansas City facility, and sells the remainder to other wire rod manufacturers.

         During 1996, the Company entered into a joint venture agreement with Birmingham Steel Corporation ("Birmingham Steel") to build and operate a new DRI facility in Louisiana. The financing for the new joint venture, American Iron Reduction, LLC, was closed in September 1996 on a non-recourse basis to GSTOC and the Company. Construction work at the site has commenced and is expected to be completed in early 1998.

         The Company's wire products businesses are conducted through facilities located in Florida, Washington, California and British Columbia. The Company is a leading United States producer of PC strand and "guy" strand. PC strand is sold to the construction industry for reinforcement of buildings and bridges, among other uses. Guy strand is used for carrying electrical, telephone and coaxial television cable lines and for supporting utility poles. The Company also makes "bright" and galvanized wire, nails, fabricated wire products and wire netting. The Company's wire and wire products businesses have total capacity in excess of 390,000 tons.

         The principal executive offices of the Company are located at 1901 Roxborough Road, Suite 200, Charlotte, North Carolina 28211, and its telephone number is (704) 366-6901.

 Background and Acquisitions

         GST was formed in 1993 to effect the acquisition of the business and net assets of AWGS. AWGS consisted primarily of operations and accounts of certain operating units and wholly-owned subsidiaries of Armco and investments in certain joint ventures. The acquisition of AWGS was effected November 12, 1993.

         In 1994, the Company entered into the following transactions: (a) the May 31, 1994 acquisition of the remaining 50% interest in ME International, Inc. ("MEI") which it did not previously own, for $8.3 million in cash plus the issuance of a $2.4 million note to the seller (such note was repaid in full in March 1996); (b) the July 28, 1994 sale by Inversiones en Molienda S.A., a wholly-owned subsidiary of GST that manufactures grinding media in Chile, of Instapanel Chile S.A. ("Instapanel"), a non-strategic subsidiary for $24.8 million in cash plus the assumption of $2.6 million of debt; and (c) the August 1994 recapitalization of GST (the "Recapitalization"), which included (i) the sale by GSTOC of the 12% Notes; (ii) the distribution of $65 million to the stockholders and the warrant holder of GST; (iii) the replacement of an existing bank agreement with revolving credit facilities secured by GSTOC's assets; and
(iv) a $2.6 million contribution by GST to MEI for a reduction of MEI indebtedness.

         On August 17, 1995, the Company was party to a merger transaction whereby it was merged with a subsidiary of a new parent company, GSI, resulting in all of the issued and outstanding common stock of the Company being converted into shares of common stock of GSI and the Company becoming a wholly-owned subsidiary of GSI. On October 5, 1995, GSI and the Company, through its wholly-owned subsidiary, GSTOC, acquired GII and GII and its subsidiaries are now wholly-owned subsidiaries of GSTOC. The combination of GST and GII created one of the largest mini-mill steel producers in the United States. The Company had 1996 consolidated net sales of $940.3 million (excluding non-consolidated joint ventures).

   Following the GII acquisition, the structure of the Company is as follows:


                               GS Industries, Inc.
                                     ("GSI")


                                 GS Technologies
                                   Corporation
                                     ("GST")

Inversiones en           ME International,        GS Technologies               Joint Ventures
Molienda S.A.            Inc. ("MEI")             Operating Co., Inc.
("IMSA") (Chile)                                  ("GSTOC") and                 - International grinding media
Acerco S.A. (Peru)       - Mill Liners            subsidiaries                  - Rebar
and other Foreign                                                               - Flat rolled steel
Subsidiaries                                      - Domestic wire rod           - Bars
                                                  - Domestic grinding media
- International                                   - Wire and wire products
  grinding media                                  - DRI
                                                  - Billets
                                                  - Other


         Management believes that the GII acquisition significantly improved the competitive position and business prospects of the Company and strategically positions the Company for enhanced growth and profitability in the following areas:

Business Strategies

         High Carbon and Special Grade Wire Rod Focus. The Company's two mini-mills have each focused their businesses on providing high quality, high carbon and special grades of wire rod which have higher selling prices and gross margins than other wire rod. The Company estimates that total domestic wire rod consumption was approximately 7.6 million tons in 1996. The Company shipped 1.1 million tons of wire rod to third party purchasers and 0.2 million tons to its wire and wire products business in 1996.

         Geographic Coverage. The Company's two domestic mini-mills are in different geographic regions (Kansas City, Missouri and Georgetown, South Carolina), enabling it to better serve its customers by, in certain cases, reducing freight costs, improving shipping efficiencies and providing its customers with the flexibility of two manufacturing locations.

         Operating Efficiencies, Cost Reductions and Strategic Projects. The GII acquisition has enabled the Company to reduce costs through operating and purchasing efficiencies. Following the acquisition the Company combined the management teams of GST and GII and relocated its headquarters in Charlotte, North Carolina.

         The Rod Mill Modernization, the Grinding Media Project, the Expanded DRI Production and the Steel Mill Acquisition discussed more fully in the "Capital Investment Program" section were undertaken to 1) reduce annual operating costs, 2) increase production, and 3) provide access to additional raw material sources for the Company. Management believes these strategic projects will increase its competitive position and yield significant benefits in future years.

         Long-Term Relationships with Customers. Management believes that the use of long-term contracts and relationship building is important to the growth of the Company's business. As a result, the Company will continue its commitment to long-term relationships with its customers. The Company's Kansas City facility has a supply contract through December 31, 2000 with Leggett & Platt, which accounted for approximately 10% of the Company's aggregate 1996 net sales. In addition, the Company has multi-year contracts with customers that comprised approximately 40% of the Company's 1996 domestic grinding media shipments.

Products and Markets

         Wire Rod. The Company manufactures wire rod at its Kansas City, Missouri and Georgetown, South Carolina mini-mills. The Company sells the majority of its wire rod output to domestic wire drawers that process wire rod into products such as tire bead and tire cord for the automotive industry, upholstery and bed springs for the furniture industry and wire rope and PC strand for the construction industry.

         End use applications of the Company wire rod production were as follows:

                             1996 Wire Rod Shipments
                                   (by market)

                                                         Percent of Total Sales
                                                         ----------------------
         Furniture...............................................  31%
         Construction............................................  22%
         Industrial..............................................  22%
         Automotive..............................................  18%
         Other...................................................   7%
                                                                  ---
               Total............................................. 100%
                                                                  ===

         As previously indicated, the Company focuses on providing high quality, high carbon and special grades of wire rod. These products generally command a higher selling price than lower quality commodity grade wire rod products. High carbon wire rod has carbon content greater than 0.45%. Wire drawn from high carbon steel is generally stronger and is more suitable for demanding applications. Due to these properties, it is used extensively by tire manufacturers to make tire cord and tire bead and by the furniture industry to make upholstery and bed springs. Other applications on which the Company is focused are wire rope and PC strand for the construction and utility industries, pipe wrap for high pressure water distribution systems, special wire rod used in electric arc and gas welding processes, and cold headed fasteners and wool wire applications.

         The Company's wire rod shipments include shipments to a select group of customers, reflecting the Company's strategy of maximizing production efficiency through long-term strategic relationships. In November 1993, the Kansas City facility entered into a supply agreement with Leggett & Platt which requires Leggett & Platt to purchase a specified percentage of its annual wire rod requirements at certain of Leggett & Platt's facilities covered by the agreement. In 1996, Leggett & Platt purchased approximately 310,000 tons, or 24% of the total wire rod tonnage shipped by the Company. Approximately 23% of the Company's total revenues for 1996 were derived from sales to the Company's five largest wire rod customers (including Leggett & Platt).

         Grinding Media and Mill Liners. The Company manufactures and sells grinding media and non-manganese mill liners to the world mining industry (principally copper, iron ore and gold mines) for use in the concentrator stage of mining operations. In a typical open-pit mine configuration, the concentrator receives semi-crushed rock from the ore deposit, grinds the rock into a fine powder, separates the desired mineral from the waste rock for further processing at the smelter and discharges the waste rock. Grinding media are high carbon steel balls and rods used inside a rotating mill to grind semi-crushed rock from the mine. Mill liners are the protective steel liners that shield the rotating mill from the pulverizing activity of the grinding media. Grinding media and mill liners are consumed as ore is processed and must be continually replenished.

         Grinding media and mill liners are generally sold under contract. The Company's grinding media contracts are generally one to three years in duration and at fixed prices. In certain of the Company's contracts, raw material changes are passed through as price adjustments to the customer.

         The Company's principal customers for mineral processing products are domestic and international mining companies. The following chart details shipments of grinding media, exclusive of mill liners, by mineral processed through both its consolidated subsidiaries and its joint ventures:

                          1996 Grinding Media Shipments
                                  (by mineral)

                                                       Tons    Percent of Total
                                                       ----    ----------------
          Copper .............................        344,000         55%
          Gold ...............................        120,000         19%
          Iron Ore ...........................         67,000         11%
          Other ..............................         91,000         15%
                                                      -------        ---
                       Total .................        622,000        100%
                                                      =======        ===

         The Company's mill liner shipments reflect a customer consumption pattern similar to that of the grinding media shipments except that there is a greater concentration of shipments to the copper industry.

         The market for the Company's grinding media products is geographically diversified. The following table details shipments to different geographic regions through both its consolidated subsidiaries and its joint ventures:

                          1996 Grinding Media Shipments
                                   (by region)

                                                        Tons     Percent of Total
                                                        ----     ----------------
         United States...............................  259,000           42%
         South America...............................  121,000           20%
         Canada and Mexico...........................  113,000           18%
         Philippines, Australia......................  100,000           16%
         Europe......................................   29,000            4%
                                                       -------          ---
                      Total  ........................  622,000          100%
                                                       =======          ===

         The Company has developed a network of international operations to satisfy the worldwide demand for grinding media. In the United States, grinding media is supplied from the Company's Kansas City mini-mill. In Chile, Peru and Europe, grinding media is fabricated from purchased bars and sold by the Company's foreign subsidiaries. In Canada, Mexico, the Philippines and Australia, the Company has investments in joint ventures that primarily fabricate grinding media from purchased bars and sell it to mines in those and neighboring countries. Financial information related to the Company's domestic and foreign subsidiaries is provided in Note 16 to the Company's Consolidated Financial Statements.

         The Company believes the outlook for growth in the grinding media and the mill liner markets is attractive. The major factors impacting demand are (i) the head grades, or mineral content of the ore deposit (the lower the head grade, the more tons of ore deposit that must be ground to extract the same amount of mineral), (ii) the hardness of the material being ground (the harder the ore deposit, the more grinding that is required to reduce it to powder), and
(iii) macro-economic consumption of the mineral which leads to increased mining activity. As richer ore deposits are depleted, mining companies must utilize lower quality deposits (in terms of head grades and ore deposit hardness) for their mining requirements or open new mines, resulting in increasing demand for grinding media and mill liners. South America, where the Company currently has grinding media operations, is particularly attractive due to significant mining expansion in Chile and Peru.

         Wire and Wire Products. The Company is one of the leading domestic producers of high quality wire and wire products, which it manufactures at facilities located in Florida, California, Washington and British Columbia. These operations shipped 324,000 tons of wire and wire products in 1996. The Florida operation manufactures PC strand and is a leading domestic supplier. PC strand is sold to the construction industry for use in highways, bridges, commercial buildings, parking structures and residential buildings. The Company also manufactures galvanized guy strand at its Florida facility. Guy strand is sold to the electrical, telephone and cable television industries for use as support systems for transmission lines.

         The Florida operation also makes and sells epoxy-coated strand, a seven-wire PC strand with a thick and durable corrosion-resistant coating. These products are sold as Flo-Bond(R), Flo-Fil(R) and Flo-Gard(R), all under the Flo-Tech(R) label. They are used in prestressed concrete, bridge stay cables, highway guard rails and parking decks and in other applications requiring strength and longevity. The Company holds a patent on the Flo-Tech(R) process and has licensed three multinational construction firms to manufacture and sell these products.

         The Company has three wire plants in California and one each in British Columbia and Washington. The plants produce high and low carbon wire and wire products, including galvanized wire, wire mesh, and bulk, packaged and collated nails. These operations serve the construction, logging and agricultural industries in Western Canada, the Pacific Northwest, California and Arizona.

Competition

         Wire Rod. Management believes that the Company competes for wire rod business on the basis of product quality and consistency, timely delivery, technical assistance and price. The largest competing domestic producers of wire rod in the U.S. are Co-Steel Raritan in Perth Amboy, New Jersey, North Star Steel Company in Beaumont, Texas, and American Steel and Wire Corporation (a subsidiary of Birmingham Steel Corporation) in Cuyahoga Heights, Ohio. Several domestic producers are implementing or are planning investments to begin or expand their production of wire rod, some of whom are specifically targeting the high quality segment of the market.

         Imports of wire rod constituted approximately 28% of the total market in 1996. Foreign producers are both mini-mill and integrated manufacturers and compete on the bases of price and quality. Current U.S. import duties on wire rod are de minimis and although foreign producers do face a substantial freight disadvantage, many offset this disadvantage by negotiating special quantity discounts with international transport companies. Management believes that the Company's proximity to U.S. customers affords it competitive advantages over foreign producers in terms of more timely and reliable supply, lower shipping costs and marketing. Nevertheless, the degree of import competition can be affected over time by currency exchange rate fluctuations as well as by economic conditions in the home markets of foreign producers and by the U.S. government by the imposition of anti-dumping duties.

         Grinding Media. Domestically, the Company competes principally with three grinding ball producers. Two of the competitors, Nucor Corp., and Border Steel Co., have production operations in the West and Southwest and produce grinding balls from facilities where scrap is the raw material. A third competitor, North Star Steel Company, located in Minnesota, produces grinding balls from bars and serves the iron ore mines in the upper Midwest. The Company competes principally with one U.S. grinding rod producer and one Canadian grinding rod producer for domestic sales of grinding rods. While factors such as reliability of supply and service are important to customers, competition is based primarily on a combination of price and product performance, generally referred to as cost effectiveness.

         Internationally, the Company competes with many producers of forged and cast grinding balls, nearly all of them indigenous to their respective local markets. The main competitors in both Chile and Peru produce cast balls from scrap. Within the European market, the main competitor is a Spanish producer which makes forged balls from purchased bars, similar to the Company's operations in Italy. Other competition within Europe is highly diverse and oftentimes regional.

         The Company's joint venture operations in Canada, Mexico, the Philippines and Australia face competition principally from producers located within their home countries, although there have been extensive imports into the Canadian market from the United States. One U.S. producer aggressively exports into the Mexican market. There is no local competitor in the case of the Company's Philippine joint venture.

         Wire and Wire Products. The Company is a leading producer of both PC strand and guy strand in the United States. The Company's main competitors for PC strand sales include Insteel Industries, Inc. of Gallatin, Tennessee; Sumiden Wire Products Corporation of Stockton, California; and American Spring Wire Corp. of Bedford Heights, Ohio and Houston, Texas.

         The Company's main competitors for guy strand sales include Indiana Steel and Wire Corp. of Muncie, Indiana; Bekaert Corporation of Van Buren, Arkansas; Cal-Wire Stranding of Vernon, California; and National Strand Products, Inc. of Houston, Texas. The Company's wire products operations compete with numerous producers worldwide. Customers for wire products demand competitive prices, good selection and quality service. Management believes that the Company is competitive based on all of these criteria.

Raw Materials

         The Company's major raw materials are DRI and steel scrap for use in its steelmaking facilities, bars for the production of grinding media, and wire rod for the production of wire products. The Company produced 498,000 tons of DRI in 1996 at the Georgetown, South Carolina facility and consumed 475,000 tons. Management believes that the Company's production and consumption of DRI give it a competitive advantage because DRI prices are less volatile and currently have lower prices than comparable quality steel scrap and DRI has consistent metallurgical characteristics and ease of handling in the melting process relative to scrap.

         Scrap is purchased on the open market. The cost of scrap is subject to market forces, including demand by other steel producers, and can vary significantly. Over long periods of time, product prices and scrap prices have tended to move in similar directions. The Company believes that there is sufficient supply of steel scrap and scrap substitutes on the open market and through its own vertical integration to fulfill the needs of its facilities.

         Steel bars are manufactured by many companies around the world, and most of the Company's forging operations are situated near a competitive, quality supplier. From time to time, the Company will purchase steel bars from suppliers outside of its region for pricing or quantity reasons. The Company has been able to continue manufacturing and supplying customers during supplier strikes and other outages due to its network of cross-border suppliers.

         Wire rod is the key raw material for the Company's downstream wire and wire products operations. In 1996, the Company's Florida plants purchased approximately 84% of their wire rod requirements from the Company's Georgetown, South Carolina facility. They purchased the remainder of their requirements from other sources, both domestic and foreign. The Company's West Coast operations purchase wire rod from independent steel mills, some of which are located in Latin America, Europe and the Far East. The cost of wire rod tends to fluctuate with conditions in the worldwide steel industry. Purchases are negotiated for requirements two to four months in advance. Management believes that the Company's purchasing power enables it to obtain generally good terms, subject, however, to the risks inherent in spot market transactions.

         The Company's operations are dependent upon the consumption of large amounts of electricity and natural gas. Historically, the Company has been adequately supplied with electricity and natural gas and does not anticipate any significant curtailments in its operations resulting from shortages or curtailments.

Capital Investment Program

         The Company's total capital expenditures for 1996 were $43.3 million.

         In 1994, the Company embarked on a three year capital expenditure program designed to make the Kansas City mini-mill a state-of-the-art, low-cost facility. The two principal projects were (i) a $63 million capital investment program to modernize its rod mill (the "Rod Mill Modernization"), re-engineering the process flow at the Company's Kansas City mini-mill, and (ii) a $30 million relocation and refurbishment of the grinding media manufacturing operation in Kansas City (the "Grinding Media Project"). The Rod Mill Modernization was completed in 1995, requiring a five-week shutdown period. The shutdown continues to be followed by a gradual return to design capacity. The Grinding Media Project commenced upon completion of the Rod Mill Modernization and was completed in September 1996. The new facility is currently going through its ramp-up period operating in parallel with the old facility which will be closed when the new facility reaches the desired production level.

         Rod Mill Modernization. The Rod Mill Modernization was designed to accomplish two major objectives: (i) significantly re-engineer the process flow of the Kansas City mini-mill to allow for the continuous in-line conversion of steel blooms into finished wire rod, and (ii) enable the Company to offer a 6,000 pound coil to its customers. The previous facility lay-out required 7 3/4" blooms from the caster to pass through a 19" roughing mill where they were reduced into 4" square billets. The 4" square billets were then cooled, transported, reheated and drawn into wire rod at the rod mill. This non-continuous process resulted in approximately a $20 per ton manufacturing cost disadvantage as compared to the Company's competitors who directly reduce the bloom into wire rod without going through a roughing mill. The Rod Mill Modernization was undertaken to eliminate this extra processing step and its cost.

         Grinding Media Project. The Grinding Media Project consisted of relocating the Kansas City grinding media operation to a newly equipped facility and "attaching" it to the 19" roughing mill. The 19" roughing mill, freed from rolling billets for wire rod as a result of the Rod Mill Modernization, became a dedicated rolling mill for grinding media bars. Because blooms rolled in the 19" roughing mill have the capability to be fed directly into the media forging operation without requiring handling or reheating, the Company can significantly reduce its energy consumption and labor costs while improving production. The project was designed to increase capacity and ensure that the Company continues as a low cost manufacturer of grinding media in the United States. In addition to the cost reductions, the Company will have the flexibility of applying the excess capacity of the 19" mill to expand into new markets.

         Expanded DRI Production. The Company created a joint venture with Birmingham Steel called American Iron Reduction, LLC ("AIR"). AIR will own and operate the plant which will use the same process technology employed in the Company's Georgetown, South Carolina DRI facility. The new plant, to be located in Louisiana, is scheduled to start-up in early 1998. The rated capacity of the plant's initial unit is anticipated to be 1,323,000 net tons per year. Birmingham and the Company have each committed to purchase 661,500 tons per year of DRI on a "take-if-tendered" basis at a price which covers cash production costs and AIR's debt service. A portion of the Company's share of the DRI output will be used to replace third party iron purchases at the Company's Georgetown and Kansas City facilities and will allow the two steel facilities to continue to pursue their growth and quality improvement plans.

         The AIR project is being financed through non-recourse debt from a syndicate of commercial banks. The Company made an initial non-cash equity contribution of $5.0 million during 1996 and is committed to make additional cash equity investments of up to $22.5 million, primarily during 1997.

         Steel Mill Acquisition. The Company's Peruvian subsidiary, Acerco, and two joint venture partners acquired on March 21, 1996, through Sidercorp S.A. ("Sidercorp"), approximately ninety-six percent of the outstanding common stock of Empresa Siderurgica del Peru S.A., ("Siderperu"), an integrated steel mill located in Chimbote, Peru. Each of the joint venture partners made an initial investment of $11.1 million and owns one-third of the outstanding capital stock of Sidercorp. Under the terms of the joint venture agreement, Acerco will manage the operations of Siderperu. Participation in this joint venture will enable the Company's South American grinding media operations to acquire their raw material requirements (steel bars) at more competitive prices and capitalize on the anticipated economic growth in that region of the world.

Patents and Licenses

         The Company owns numerous process and product patents, proprietary expertise, and licenses which it believes are necessary for the operation of its worldwide businesses. In its grinding media processing business, the Company owns process and product patents on grinding rods, mill liners and process equipment. The Company has proprietary processing and product know-how on equipment used in manufacturing grinding balls. The Company also has a license from the Dow Chemical Company to use certain proprietary technology to manufacture and market mineral reagents for the mineral processing industry.

         The Company owns a process and product patent and related trademark (Melt-To-Tensile(TM)) for the manufacturing and marketing of wire rod used in direct drawn wire applications. The Company has developed proprietary know-how which, along with the patents and licenses, are used to support its business.

         The Company has a nontransferable license from Midrex Corporation on certain process patents for the direct reduction of iron oxide and the production of DRI. The licensed rights continue through the operating life of the Company's Georgetown, South Carolina mini-mill. Each party to the license agreement has a license to certain improvements developed by the other party.

         The Company has a license from AWI Holdings Proprietary Limited, an Australian company, to use certain proprietary technology known as "AWI Gas Wiping." This technology is used on a galvanizing line to impart superior coatings of zinc to steel wire. The license extends through 1997 and is renewable at the Company's election. In addition, the Company owns a process patent (and related trademarks) for Flo-Tech(TM) and a K-Lath(TM) trademark. The Company believes that it has the patents and licenses necessary for the operation of its businesses as now conducted.

Human Resources

         The Company's worldwide operations are managed by a management team based in its Charlotte, North Carolina headquarters. The Company and its wholly-owned subsidiaries have approximately 3,300 employees, of whom approximately 2,400 are hourly production employees. Approximately 63% of the Company's employees are covered by collective bargaining agreements. The Company's agreement with the United Steel Workers of America ("USWA") at the Duluth, Minnesota facility of ME International was renewed in August 1996 with a new three-year contract. The Company's agreement with the USWA covering the 27 production workers at the Advanced Wire Technology division in Rancho Cucamonga, California was renewed in December 1996 with a new four-year contract.

         The Company's production employees at its Kansas City mini-mill and the Tempe, Arizona mill liner manufacturing facility are also represented by the USWA under contracts which expire in March and November of 1997, respectively. The USWA agreement that covers the employees at the Georgetown mini-mill expires on December 6, 1997. The Company's collective bargaining agreements with employees at its other domestic and international operations will expire at various intervals over a four-year period. The Company considers its relationships with its employees and their unions to be generally good. Management is currently in contract negotiations at its Kansas City operations.

         The Company's joint ventures in Mexico and the Philippines have most of their production employees under contract through local or national unions with various expiration dates.

         The Company's operations are governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act in the U.S. and regulations thereunder. Among other things, these laws and regulations establish noise and dust standards. Management believes the Company is in material compliance with such requirements and does not believe that future compliance requirements will have a material adverse effect on its consolidated financial condition or results of operations.

Research and Development

         The Company focuses its research and development on improving the quality and reducing the cost of its production processes, as well as on specialized customer applications and enhanced technological support. Research and development costs are recorded in cost of products sold when incurred.

Cyclicality

         Demand for the Company's products is cyclical in nature and sensitive to general economic conditions. The Company's sales of wire rod and wire products are affected by economic trends in the furniture, automotive and construction industries, and the Company's sales of grinding media and mill liners are affected by levels of mining activity.

Environmental Matters

         The Company's U.S. facilities are subject to a broad range of federal, state and local environmental requirements, including those governing discharges to air and water, the handling and disposal of solid and hazardous wastes, and the remediation of contamination associated with releases of hazardous substances at Company facilities and associated offsite disposal locations. Liabilities with respect to hazardous substance releases arise principally under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") and similar state laws, which impose strict, retroactive, joint and several liability upon statutorily defined classes of "potentially responsible parties" ("PRPs"). The Company's foreign facilities and joint ventures are subject to varying degrees of environmental regulation in the jurisdictions in which those facilities are located.

         Based on environmental reviews conducted by outside environmental consultants in connection with the GII acquisition and the AWGS acquisition, and the continuing review of environmental requirements by the Company, the Company believes that it is currently in substantial compliance with environmental requirements. Nevertheless, as is the case with steel producers in general, if a release of hazardous substances occurs on or from the Company's properties or any associated offsite disposal locations, or if contamination from prior activities is discovered at such properties or locations, the Company may be held liable and may be required to pay the cost of remedying the condition or satisfying third party damage claims, or both. The Company devotes considerable resources to ensuring that its operations are conducted in a manner that reduces such risks.

         The Company has several environmental issues currently under discussion with various federal and local agencies. Some of these involve compliance and/or remediation at certain properties. The Company is subject to consent orders, administrative orders, permit renewals and negotiations and ongoing inspection activities relating to certain of its properties and at off-site locations.

         The Company records certain operating expenses for environmental compliance, testing and other environmental related costs as expenses when incurred. When it has been possible to determine reasonable estimates of liabilities related to environmental issues, based upon information from engineering and environmental specialists, the Company has made provisions and accruals. There can be no assurance, however, that the cost of required remedial activity or environmental compliance will not exceed the established reserves. The Company believes, based upon information currently available to management, that it will not require expenditures to maintain compliance with environmental requirements which would have a material adverse effect on its consolidated financial condition, results of operations or competitive position.

         For additional information regarding environmental matters, including indemnifications, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters."

ITEM 2: PROPERTIES

         The following table provides information regarding the Company's principal facilities:

                                  Square                                                   Own or
Location                           Feet     Function               Products                 Lease
-------------------------------------------------------------------------------------------------
Charlotte, NC (1)                  10,000   Corporate Office            N/A                 Lease
Kansas City, MO (1)             2,126,800   Mini-mill              Wire rod               Own and
                                                                 & grinding              Lease(2)
                                                                      media
Georgetown, SC (1)                496,700   Mini-mill         Wire rod, DRI                   Own
                                                              steel billets

Vancouver, BC (1)                 374,700   Mfg.              Wire products                   Own
Jacksonville, FL (1)              289,000   Mfg.              Wire products                   Own
Sanderson, FL (1)                 145,000   Mfg.              Wire products                   Own
Rancho Cucamonga, CA (1)           65,000   Mfg.              Wire products                 Lease
Fontana, CA (1)                    90,000   Mfg.              Wire products                 Lease
Union City, CA (1)                 30,400   Mfg.              Wire products                   Own
Ferndale, WA (1)                   21,100   Mfg.              Wire products                 Lease
Tacoma, WA (1)                        651   Office                      N/A                 Lease
Duluth, MN                        522,900   Mfg.                Mill Liners                   Own
Minneapolis, MN                    18,700   Office                      N/A                   Own
Tempe, AZ (1)                     241,950   Mfg.                Mill Liners                   Own
Concepcion, Chile                  50,000   Mfg.                   Grinding                   Own
                                                                      media
Santiago, Chile                     7,300   Office                      N/A                   Own
Arequipa, Peru                     25,000   Mfg.                   Grinding                   Own
                                                                      media
Lima, Peru                         40,000   Mfg.                     Tubing                   Own

Cividale, Italy (3)                90,000   Mfg.                   Grinding                   Own
                                                                      media
Mezzomerico, Italy                 68,000   Mfg.                   Grinding                   Own
                                                                      media
Kamloops,
  Canada (JV)                      34,800   Mfg.                   Grinding                   Own
                                                                      media
Guadalajara,
  Mexico (JV)                      40,800   Mfg.                   Grinding                 Lease
                                                                      media
Perth and Townsville,
  Australia (JV)                   54,100   Mfg.                   Grinding                   Own
                                                                      media
Manila,
  Philippines (JV)                 40,000   Mfg.                   Grinding                 Lease
                                                                      media
Chimbote, Peru (JV)             5,776,000   Mfg.                Rebar, Flat                   Own
                                                               Rolled Steel
Convent, LA (JV)(4)             1,525,000   Mfg.                        DRI                   Own
Piombino, Italy (JV)(5)            44,000   Mfg.                   Grinding                 Lease
                                                                     Media

----------------------------

(1)      Subject to liens under existing debt.

(2) 813,000 square feet of such facility are leased at a nominal annual rental charge under multiple triple net leases with Armco with varying expiration dates.

(3) In December 1996, the manufacturing assets were transferred to the Piombino, Italy location.

(4) This facility is currently under construction and is expected to begin production in early 1998.

(5) The manufacturing assets from the Cividale, Italy location are currently being installed and production is expected to begin in March 1997.

         The following table indicates the percentage of capacity at which the Company operated in 1996 based on its primary products and markets.

                                                 Finished             1996              Percent
                                                 Capacity           Shipments           Utilized
Product Line                                    (net tons)         (net tons)           in 1996
------------                                 -----------------  ------------------  -----------------
Wire rod                                          1,600,000         1,300,000             81%

Grinding media and mill liners                      533,000           453,000             85%

Wire and wire products                              390,000           324,000             83%

         The Company believes its facilities are properly maintained and adequately equipped for the purposes for which they are used. Management believes that, with its planned level of capital expenditures, the Company will be able to accommodate its capacity needs for the immediate future in its existing facilities.

Mini-Mill and Grinding Media Facilities

         Georgetown, South Carolina. This mini-mill manufactures wire rod and steel billets. Georgetown's steel mill and the Kansas City steel mill are classified as "mini-mills," as contrasted with "integrated" steel mills. Integrated mills produce steel from coke and iron ore in blast furnaces and basic oxygen furnaces. Mini-mills use electric arc furnaces to melt steel scrap and DRI and then cast the resulting molten steel into blooms or billets in a continuous casting process. Blooms and billets are typically reheated and rolled into "semi-finished" products.

         Georgetown's steelmaking operations consist of the production of DRI; the melting of DRI and steel scrap by two electric arc furnaces ("EAFs"); the refining of the liquid steel by two ladle refining furnaces; the casting of steel billets by one of two continuous casters; and the rolling of finished product in a two-strand, high-speed continuous wire rod mill. Computers are used extensively to monitor and control the manufacturing process and product quality. The Company's present capacity is approximately 613,000 tons per year of DRI, approximately 1.0 million tons per year of billets, and approximately 750,000 tons per year of wire rod.

         Kansas City, Missouri. This mini-mill manufactures wire rod for the U.S. market and grinding media for U.S. and certain foreign markets. Scrap metal, enhanced with certain alloys, is melted in one of the Company's two EAFs which have 1.2 million tons of annual melting capacity. Liquid steel from the EAFs is then refined in a ladle arc furnace and poured into a six-strand, bloom continuous caster. The caster, which has capacity of 1.0 million tons, casts 7" and 7 3/4" blooms.

         For wire rod, the Rod Mill Modernization now allows for the continuous in-line conversion of blooms into finished wire rod through a two-strand, high-speed continuous wire rod mill. The rod mill also provides the Company with the ability to offer 6,000 pound coils to its customers.

         For grinding media, the blooms are reheated and rolled through a 19" roughing mill where they are rolled into bars for further processing. Bars for grinding media fabrication are either roll-formed or upset-forged prior to being heat treated. The capacity of the grinding media facility is approximately 300,000 tons. The Company believes that its roll-forming technology gives it a throughput of almost four times that of the Company's competitors, making it a low-cost producer of grinding media in the United States. In addition, the combination of its melting and heat treating capabilities gives its grinding media superior wear rates.

         Grinding media is also produced at the Company's international locations in Chile, Peru and Italy and through its joint ventures in Canada, Mexico, Australia and the Philippines.

Wire Facilities

         The Company's Vancouver, British Columbia wire mill is located on a 52-acre site adjacent to the Fraser River, a major shipping route. A variety of production processes are employed to produce the more than 2,700 products manufactured at this facility. The principal processes are acid or mechanical descaling of the rod, followed by drawing. Most drawn wire is further processed into nails, galvanized wire and galvanized wire products, fence and wire or reinforcing mesh.

         A nearby leased facility in Ferndale, Washington is used for value added finishing of certain types of specialty nails, such as collated nails and pallet nails for automatic nailing machines. Unfinished nails are shipped to this location from the British Columbia plant.

         The Company's Rancho Cucamonga, California plant produces "bright" wire for diverse applications from wire rod purchased principally from U.S. manufacturers. The Company's K-Lath production facilities in Fontana and Union City, California produce a wide range of stucco reinforcing products from galvanized wire purchased from the British Columbia facility and other suppliers.

         The Company's Jacksonville, Florida plant produces small-diameter PC strand and galvanized products. This facility uses chemicals to clean and coat wire rod before the rod is drawn. The wire is processed through "stranders," which twist it into cable or strand. Strand is stress-relieved and stabilized on two induction-heated lines. Wire can also be hot-dip galvanized in one of two galvanizing lines. Galvanized wire with various coating weight can be sold to end users; alternatively, it can be processed into strand.

         The Company's Sanderson, Florida facility produces larger diameter PC strand as well as Flo-Tech products. This plant also uses chemical cleaning and coating. The cleaned rod is drawn to the size of finished wire and is stranded, stress-relieved and stabilized. A portion may then be finished with a patented coating (Flo-Tech). The finished product is sent to the Company's warehouse or directly to customers.

ITEM 3:  LEGAL PROCEEDINGS

         The Company is a party to various legal proceedings that are considered to be ordinary, routine litigation incidental to the Company's business and not material to its consolidated financial position, results of operations or cash flows. See "Business -- Environmental Matters" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Environmental Matters" for additional information.

         On August 30, 1996, Samsung America, Inc. ("Samsung") filed an action in the Supreme Court of the State of New York seeking monetary damages against GSI, the Company, its Peruvian subsidiary, Acerco, and Acerco's partners in the Siderperu joint venture (collectively, the "Defendants"). Samsung seeks to recover purported damages of $48.5 million and punitive damages of $10 million and alleges that the Defendants failed to honor a written contract which entitled Samsung to obtain an equity interest in Siderperu and to provide certain distribution and trading services on an exclusive basis. The Company believes that it has substantial and meritorious defenses and will defend itself accordingly.

         In February 1997, the Company, along with other U.S. producers of wire rod, filed anti-dumping petitions against Canada, Germany, Trinidad & Tobago and Venezuela with the U.S. Department of Commerce and the U.S. International Trade Commission. The petitions seek imposition of duties and penalties for subsidized and dumped wire rod which the petitioners assert have caused domestic wire rod prices and profits to decline significantly.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 18, 1996, GSTOC solicited the holders of its 12% Notes, for approval of an amendment (the "Amendment") to the Indenture governing the 12% Notes. The Amendment added a provision which expressly permits GSTOC to invest an amount not exceeding $30 million in connection with the development and construction of a scrap substitute facility. The Amendment was sought in connection with GSTOC's entering into a joint venture with Birmingham Steel to build, own and operate the AIR facility near New Orleans, Louisiana. All of the holders of the 12% Notes consented to the Amendment.

                                     PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         All the outstanding common stock of GSTOC is owned by GST and all the outstanding common stock of GST is owned by GSI. As a result, there is no established public trading market for the common stock of GST and all per share data is omitted. Since the outstanding common stock of GST was privately placed in late 1993, there has been no trading activity in such stock.

         As of March 1, 1997, 100 shares of common stock of GST were outstanding, all of which were owned by GSI, and there were 41 record holders of the Common Stock of GSI taking into account the March 6, 1996 conversion of Class P Common Stock into Common Stock of GSI.

ITEM 6:  SELECTED FINANCIAL DATA

         The following table sets forth selected historical financial data and other operating data of the Company and its predecessor, AWGS for the five year period ending December 31, 1996. The selected financial data for the three year period ending December 31, 1996 have been derived from, and are qualified by reference to, the audited financial statements of the company included elsewhere herein. The selected financial data of AWGS for the period from January 1, 1993 to November 11, 1993 and the year ended December 31, 1992 and for the Company for the period from November 12, 1993 to December 31, 1993, are derived from the audited financial statements of AWGS and the Company, respectively, which are not included herein. The selected financial data for AWGS are not comparable in certain respects to the selected financial data of the Company due to the effects of the AWGS acquisition and certain sales or closings of businesses described in the notes hereto. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements, including the notes thereto.

                                             AWGS                                           Company
                                 -----------------------------    ------------------------------------------------------------
                                                   Period            Period
                                                    from              from
                                                 01/01/93 to      11/12/93 to
                                     1992         11/11/93          12/31/93         1994               1995             1996
                                 -------------  --------------    -------------   ------------      ------------     -----------
Statement of Operations Data:
Net Sales(1)                        $409,260        $355,819        $ 51,975        $455,258           $563,505        $940,261
Operating Costs and Expenses:
   Cost of Products Sold             353,570         303,455          43,648         389,287            478,602         809,602
   Selling, General and
     Administrative Expenses          37,132          33,307           3,510          30,613             36,728          54,624
   Depreciation and Amortization      10,650           9,158             208           3,612             11,574          31,848
   Unusual Charges (2)                18,200
   Non-recurring Costs of
     Combining Operations(3)                                                                              4,866
                                    --------        --------        --------        --------           --------        --------
Operating Profit (Loss) (4)          (10,292)          9,899           4,609          31,746             31,735          44,187
Net Interest Expense and
   Capital Charge (5)                 (7,976)         (1,582)           (711)         (8,928)           (23,720)        (44,893)
Equity in Income of Joint
   Ventures                            2,643           2,466             390           3,434              4,075           5,500
Fees from Joint Ventures               1,861           1,493             161           1,410              1,357           2,399
Other, Net                               140            (707)           (150)            200               (600)           (401)
                                    --------        --------        --------        --------           --------        --------

Income (Loss) Before Income Tax      (13,624)         11,569           4,299          27,862             12,847           6,792
Income Tax Provision (6)              (1,492)         (2,663)         (1,753)        (12,372)            (6,718)         (3,913)
                                    --------        --------        --------        --------           --------        --------

Income (loss) Before
   Extraordinary Loss and
   Cumulative Effect of
   Accounting Changes               $(15,116)       $  8,906        $  2,546        $ 15,490           $  6,129        $  2,879
                                    ========        ========        ========        ========           ========        ========

Net Income (Loss)                   $(15,406)       $(98,931)(7)    $  2,546        $ 13,470(8)        $  6,129        $  6,435(9)
                                    ========        ========        ========        ========           ========        ========

Balance Sheet Data at
   Period End:
Total Assets                        $199,669        $232,717        $189,683        $259,611           $739,894        $735,688
Total Debt                            18,440          13,201          69,837         158,185            378,103         385,133
Mandatory Redeemable Class A
   Common Stock                                                        2,700
Armco Investment/Stockholder's
   Equity (Deficit)                   69,858          10,874          13,956         (29,887)           106,609         112,761

Other Operating Data:
EBITDA (10)                         $ 25,346        $ 23,065        $  3,740        $ 41,682         $  48,075        $ 84,391
Net Cash Provided by (Used in):
   Operating Activities(11)           34,022         (25,748)        (18,371)         21,784             9,079          40,912
   Investing Activities(11)          (10,567)         (6,304)        (44,196)        (12,316)         (187,703)        (50,873)
   Financing Activities(11)          (14,251)         38,012          70,602           1,857           170,161           7,030
Capital Expenditures (12)             10,341           6,394           5,347          34,481            47,873          43,314

---------
(1) Net Sales for 1992 and the period from January 1, 1993 through November 11, 1993 include $29,104 and $22,403 of aggregate sales, respectively, from operations which were discontinued in 1992 and prior years or held for sale (Instapanel Sale). Net sales for 1994 include $34,037 as a result of the MEI Acquisition in May 1994. See "Business - Background and Acquisitions."

(2) Includes for 1992 $12,000 for reductions of work force for the Company's Kansas City mini-mill, $5,700 for the closure of two Belgian foundries, and $500 for the closure of a foundry in Michigan.

(3) Represents non-recurring charge for the costs of combining the operations of GST and GII. See Note 1 to the Consolidated Financial Statements.

(4) Operating Profit (Loss) for 1992 and the period from January 1, 1993 through November 11, 1993 include $828 and $3,919 of aggregate net operating profit (loss), respectively, from operations which were discontinued in 1992 and prior years or held for sale (Instapanel
         Sale). See "Business - Background and Acquisitions."

(5) Includes $5,128 of AWGS's capital charges allocated from AWGS's parent during 1992. In 1993, AWGS's parent discontinued its allocation of capital charges to its operating divisions.

(6) Income tax provision for AWGS represents foreign taxes only. AWGS had no domestic income tax provision due primarily to net operating loss carryforwards.

(7) Reflects a charge of $107,615 for the cumulative effect of the adoption of SFAS No. 106 related to post-retirement benefits other than pensions.

(8)      Net of $2,020 non-cash after-tax write-off of debt issuance costs.

(9) Reflects effect of a change in accounting for spare parts and supplies inventories of $3,556, net of related taxes. See Note 3 to the Consolidated Financial Statements.

(10) EBITDA is as described in the Company's indentures. EBITDA is presented herein to provide additional information about the Company's ability to meet future debt service, capital expenditures and working capital requirements. EBITDA should not be considered as an alternative to net income, as an indicator of operating performance, or as an alternative to cash flows as a measure of liquidity, as such measures would be determined pursuant to generally accepted accounting principles. In addition, EBITDA should not be considered as an indicator that cash flow is sufficient for all of the Company's needs.

(11) This cash flow information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation."

(12)     Excludes purchases of businesses and joint venture investments.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion provides an assessment of the Company's financial condition, results of operations and liquidity and capital resources and should be read in conjunction with the accompanying financial statements and notes thereto included elsewhere herein. The results of operations for the three years presented are not comparable due to the GII acquisition on October 5, 1995.

General

         The Company is engaged in the manufacturing of high carbon and special grade wire rod, steel billets, wire and wire products, grinding media and non-manganese mill liners. Wire rod products are sold to producers that serve certain wire rod markets, such as tire cord and tire bead, upholstery and bed springs, wire rope and pre-stressed concrete strand. Domestically, the Company sells wire rod to customers primarily in the midwestern and eastern states and grinding media and mill liners to copper and gold mining customers in the southwest and iron ore mining customers in the Great Lakes area, while foreign sales are primarily to mining customers in Latin American, Europe, Canada and Asia. The Company's wire and wire products are sold to distributors and various industries in the United States and Canada.

         The Company was incorporated in 1993 to affect the acquisition of certain operations and accounts of certain operating units and wholly-owned subsidiaries of AWGS and investments in certain joint ventures.

Results of Operations (dollars in millions)

         The following table sets forth, for the years indicated, the Company's selected income statement data:

                                                               For the Year Ended
                                                                  December 31,
                                                        --------------------------------
                                                         1994         1995         1996
                                                         ----         ----         ----
Net Sales                                               $455.3       $563.5       $940.3
Cost of Products Sold                                    389.3        478.6        809.6
Selling, General and Administrative Expenses              30.6         36.7         54.6
Depreciation and Amortization                              3.6         11.6         31.9
Non-recurring Costs of Combining Operations(1)                          4.9
                                                        ------       ------       ------

Operating Profit                                          31.8         31.7         44.2
Net Interest Expense and Capital Charge                   (8.9)       (23.7)       (44.9)
Other Income(2)                                            5.0          4.8          7.5
                                                        ------       ------       ------
Income Before Income Tax                                  27.9         12.8          6.8
Income Tax Provision                                     (12.4)        (6.7)        (4.0)
                                                        ------       ------       ------
Income Before Extraordinary Loss, and Cumulative
  Effect of Accounting Change                             15.5          6.1          2.8
Extraordinary Loss and Cumulative Effect of
  Accounting Change                                       (2.0)                      3.6
                                                        ------       ------       ------
Net Income                                              $ 13.5       $  6.1       $  6.4
                                                        ======       ======       ======


PERCENTAGE OF NET SALES:

Net Sales                                                100.0%       100.0%       100.0%
Cost of Products Sold                                     85.5         84.9         86.1
Selling, General and Administrative Expenses               6.7          6.5          5.8
Depreciation and Amortization                              0.8          2.1          3.4
Non-recurring Costs of Combining Operations(1)                          0.9
                                                        ------       ------       ------

Operating Profit                                           7.0          5.6          4.7
Net Interest Expense and Capital Charge                   (2.0)        (4.2)        (4.8)
Other Income(2)                                            1.1          0.9          0.8
                                                        ------       ------       ------

Income Before Income Tax                                   6.1          2.3          0.7
Income Tax Provision                                      (2.7)        (1.2)        (0.4)
                                                        ------       ------       ------
Income Before Extraordinary Loss, and Cumulative
  Effect of Accounting Change                              3.4          1.1          0.3
Extraordinary Loss and Cumulative Effect of
  Accounting Change                                         --                       0.4
                                                        ------       ------       ------
Net Income                                                 3.4%         1.1%         0.7%
                                                        ======       ======       ======

--------------
(1) Represents non-recurring charges for the costs of combining the operations of GST and GII. See Note 9 to the Consolidated Financial Statements.

(2) Other Income includes Equity in Income of Joint Ventures, Fees from Joint Ventures, Minority Interest, and Other, Net.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

         Net Sales. Net sales for the year ended December 31, 1996 were $940.3 million as compared to $563.5 million for the year ended December 31, 1995, an increase of $376.8 million or 66.9%.

         In 1995, operations included the acquired GII group subsequent to the October 5, 1995 acquisition date. Sales in the first three quarters of 1996 for the GII group were $345.9 million. The remaining increase in 1996 sales over 1995 sales resulted from volume increases as partially offset by a decrease in average wire rod selling prices.

         Wire rod sales were $380.5 million in 1996 compared to $217.4 million in 1995. The increase results from the incorporation of wire rod sales from the Georgetown, SC facility for the full 1996 year. Wire rod sales from the Georgetown, SC facility for the first three quarters of 1996 amounted to approximately 410,000 tons. Additionally, wire rod volume increased at the Kansas City facility year-to-year by approximately 122,000 tons as 1995 volume was adversely affected following the rod mill modernization. These increases were partially offset by a decrease in average wire rod selling prices of $23 per net ton year-to-year.

         Grinding media sales were $197.4 million in 1996 compared to $177.9 million in 1995, an increase of 11%. This increase results from the combination of a volume increase of approximately 29,000 tons and an increase of $4 per ton in average selling prices.

         Additional sales for 1996 resulting from the GII acquisition include $169.8 million of wire and wire products and $30.5 million of billets.

         Cost of Products Sold. Total cost of products sold as a percent of sales increased to 86.1% in 1996 from 84.9% in 1995. The primary reason for the increase in this percentage was the decrease in wire rod average selling prices noted above. Across all product lines, average raw material costs and conversion costs reflect decreases of $2 per ton and $4 per ton, respectively. The increase in total dollars from $478.6 million in 1995 to $809.6 million in 1996 reflects the additional three quarters activity for the GII group in 1996.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were up in total dollars from $36.7 million in 1995 to $54.6 million in 1996 resulting from the full year inclusion of GII operations. However, as a percentage of net sales, selling general and administrative expenses were down from 6.5% in 1995 to 5.8% in 1996. This decrease reflects the efficiencies resulting from the combination of the companies which have been realized to date.

         Depreciation and Amortization. Depreciation and amortization expense increased to $31.8 million in 1996 compared to $11.6 million in 1995. The GII acquisition accounts for $16.5 million of this increase, with the remainder resulting from capital additions and improvements.

         Net Interest Expense. Net interest expense increased to $44.9 million for 1996 from $23.7 million for 1995 resulting from debt incurred to effect the GII acquisition and borrowings related to the investment in Sidercorp. Of this total, $1.8 million represents amortization of loan acquisition costs.

         Other Income. Other income, primarily equity income and fees from joint ventures, increased $2.7 million to $7.5 million for 1996 due, in part, to the additional 1996 investments in joint ventures.

         Income Taxes. Income taxes for 1996 were $4.0 million on pre-tax earnings of $6.8 million, an effective tax rate of 57.6%. Income taxes for 1995 were $6.7 million on pre-tax earnings of $12.8 million, an effective rate of 52.3%. The effective tax rate for the company is high due to limitations on the Company's ability to currently utilize foreign tax credits and due to the non-deductibility of amortization and depreciation expense associated with the GII acquisition. The increase in the effective rate in 1996 results from a change in the mix of U.S. and foreign earnings.

         Net Income. Net income for 1995 was $6.1 million and for 1996 was $6.4 million after the cumulative effect of a change in accounting of $3.6 million, net of tax. (See Note 3 to the Consolidated Financial Statements for further discussion).

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

         Net Sales. Net sales for the year ended December 31, 1995 were $563.5 million compared to $455.3 million for the year ended December 31, 1994, an increase of $108.2 million (23.8%). The inclusion of GII for the period after the acquisition accounted for net sales of $112.5 million.

         The Company's domestic wire rod sales were $218.5 million in 1995, a decrease of $2.8 million (1.3%) from the 1994 level of $221.3 million. Net sales from the Georgetown, South Carolina facility were $62.3 million after the acquisition. The decrease in wire rod shipments was primarily due to the scheduled five-week shutdown in June, 1995 and subsequent ramp-up of production related to the Rod Mill Modernization in Kansas City, resulting in a decrease of $53.9 million (24.3%). The decrease in shipments was partially offset by an $18 per ton increase in sales price.

         Domestic grinding media sales increased to $109.9 million for 1995 from $99.4 million for 1994, an increase of $10.5 million (10.6%). Shipments in 1995 increased by 8.8% compared to 1994, providing $8.9 million of additional revenue. Sales prices increased by $7 per ton providing an additional $1.6 million of revenue.

         Sales of grinding media from international operations were $77.9 million in 1995 compared to sales of $69.8 million in 1994, an increase of $8.1 million (11.6%). Volumes declined 3.3% and prices increased 0.2%.

         Wire products from GII after the acquisition date contributed $46.6 million to net sales. Billets sold from the Georgetown, South Carolina facility added $14.8 million in net sales.

         Other sales in 1995 increased to $95.8 million from $64.2 million in 1994, an increase of $31.6 million. MEI sales were consolidated as of May 31, 1994 in connection with the MEI acquisition. Inclusion for a full year in 1995 accounted for $37.5 million in increased sales.

         Cost of Products Sold. The Company's cost of products sold increased to $478.6 million for 1995 from $389.3 million for 1994, an increase of $89.3 million (22.9%). Cost of products sold as a percentage of sales decreased to 84.9% for 1995 from 85.5% for 1994. The value added margin (net sales price less raw material cost) increased by $14 per ton for wire rod, $9 per ton for domestic grinding media and decreased $9 per ton for international grinding media.

         The increase in cost of products sold in terms of dollars can be attributed to: (a) the inclusion of GII operations since October 5, 1995 ($97.8 million); (b) the consolidation of MEI's operations for all of 1995 ($26.2 million); and (c) an 18% increase in Kansas City conversion costs due to inefficiencies associated with the rod mill shutdown ($14.3 million). These costs were partially offset by decreased volume due to the rod mill shutdown ($46.4 million).

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for 1995 were $36.7 million compared to $30.6 million for 1994, an increase of $6.1 million (19.9%). $5.0 million of the increase is associated with the GII acquisition and $1.1 million with the consolidation of MEI's operations as of May 31,1994.

         Depreciation and Amortization. Depreciation and amortization expense for 1995 was $11.6 million compared to $3.6 million for 1994, an increase of $8.0 million. The inclusion of GII after the acquisition resulted in an increase of $4.7 million of such amount. GSTOC's Kansas City mini-mill depreciation expense increased $1.8 million as a result of capital spending. The consolidation of MEI's operations accounted for an additional $0.8 million increase.

         Non-recurring Costs of Combining Operations. The Company recorded a pre-tax charge of $4.9 million in the fourth quarter of 1995 for the costs of combining the operations of GST and GII. This charge included costs of relocating corporate headquarters to Charlotte, North Carolina, severance costs, relocation costs and the estimated costs associated with closing a subsidiary.

         Operating Profit. Operating profit for 1995 was $31.7 million compared to $31.8 million for 1994. Operating profit as a percentage of sales decreased to 5.6% for 1995 from 7.0% for 1994 for the reasons discussed above.

         Net Interest Expense. Net interest expense for 1995 was $23.7 million compared to $8.9 million for 1994, an increase of $14.8 million. Of this increase, $14.5 million results from an increase in debt from the GII acquisition. The consolidation of MEI's operations resulted in additional interest expense of $0.3 million compared to 1994. Included in interest expense is $0.9 million of amortization of deferred loan costs.

         Other Income. Other income for 1995 decreased to $5.0 million in 1995 from $5.2 million in 1994. Equity income from joint venture operations increased $0.6 million to $4.1 million in 1995. This was offset by costs related to MEI's consolidation.

         Income Taxes. Income taxes for 1995 were $6.7 million compared to $12.4 million for 1994. The 1995 effective income tax rate was 52.3% compared to 44.6% for 1994, an increase of 7.7%. The effective income tax rate increased primarily due to limitations on the Company's ability to currently utilize foreign tax credits and the nondeductibility of amortization and depreciation expense associated with GII acquisition.

         Net Income. Net income for 1995 was $6.1 million compared to $13.5 million for 1994, a decrease of $7.4 million as a result of the reasons discussed above.

Liquidity and Capital Resources

         At December 31, 1996, the Company had total cash and cash equivalents of $7.9 million, a decrease of $3.5 million from December 31, 1995. Operating activities provided $40.9 million of cash during 1996 composed primarily of net income of $6.4 million, non-cash depreciation and amortization of $31.8 million, changes in assets and liabilities for the year of $3.3 million, primarily due to a decrease in inventories of $7.4 million, as partially offset by an increase in accounts receivable of $4.5 million. Net cash used in investing activities of $50.9 million consisted primarily of capital improvements of $43.3 million and investments in joint ventures of $11.5 million. The Company had net cash provided by financing activities of $7.0 million from additional borrowings.

         While management believes that funds available from the Company's cash flow from operations and credit facilities will be sufficient, in the aggregate, to fund planned working capital and capital expenditure requirements for 1997, management continues to evaluate alternative sources of funds. There are fluctuations in the Company's working capital needs over the course of a year, generally influenced by various factors such as seasonality, inventory levels and the timing of raw material purchases. Due to the cyclical nature of the Company's business, management believes that it is important for the Company to maintain borrowing facilities in excess of working capital requirements.

         Capital expenditures in the Company's business tend to vary from year to year as the impact of major programs is concentrated in certain periods followed by periods of maintenance spending. Management believes that this pattern is typical of the industry. The high quality sector of the steel and wire products industry is characterized by high levels of capital spending. The focus of capital spending is growth in production, improvement in product quality and reduction in product cost.

         The acquisition premium recorded as a result of the GII acquisition will be amortized over a period of forty years. Management believes that the use of the forty-year amortization period is appropriate given the expected longevity of the industry, GII's leading market position, GII's utilization of modern manufacturing technology, and the diversity and lack of expected obsolescence of GII's products.

         The Company's capital expenditures were $43.3 million in 1996. These expenditures are primarily related to the Kansas City grinding media operation relocation and modernization project. The Company intends to make an equity investment of up to $22.5 million primarily during 1997 in AIR , a joint venture to build and operate a scrap substitute facility. See "Business -- Capital Investment Program."

         The Company manages its liquidity needs on a consolidated basis with borrowings available under the Revolving Credit Facility (as defined below), a revolving credit facility at MEI and various credit facilities available at its international subsidiaries and joint ventures. See "Certain Relationships and Related Transactions -- Description of Indebtedness." Management believes the additional borrowing availability under the Credit Facilities (as defined below) and the cash flows from operations will be sufficient to meet anticipated capital expenditures and to make principal and interest payments on the Company's indebtedness when due. The Company believes cash flows from operations will continue to improve due to the ongoing benefits of its business strategy, including its cost reduction program and capital investment projects.

         Borrowings under the Revolving Credit Facility bear interest at a floating rate. Increases in prevailing rates could adversely affect the Company's cash flow. See "Certain Relationships and Related Transactions -- Description of Indebtedness." To the extent that the interest rate on the Revolving Credit Facility increases or the principal amount outstanding increases, there will be corresponding increases in the Company's interest obligations. Under the Revolving Credit Facility, the Company's availability is $145 million (subject to a borrowing base limitation). As of December 31, 1996, the availability under the Revolving Credit Facility was $138.6 million, of which $61 million was drawn. At December 31, 1996, $24.7 million of letters of credit were outstanding.

Environmental Matters

         The Company has made, and will continue to make, capital expenditures as necessary to comply with environmental requirements. Because environmental requirements are subject to change and are becoming increasingly stringent, the Company's capital expenditures for environmental compliance may increase in the future. The Company has established reserves for certain future costs and liabilities associated with environmental matters. As of December 31, 1996, the Company had recorded a reserve of approximately $3.7 million for environmental matters. The Company believes these reserves are adequate in light of certain indemnifications described below. See Note 14 to the Consolidated Financial Statements of the Company for additional information. There can be no assurance, however, that future environmental costs and liabilities will not exceed the established reserves. The Company believes, based upon information currently available to management, that it will not require expenditures to maintain compliance with environmental requirements which would have a material adverse effect on its consolidated financial condition or results of operations.

         As is the case with steel producers in general, if a release of hazardous substances occurs on or from the Company's properties or any associated offsite disposal locations, the Company may be held jointly and severally liable under CERCLA, the Resource Conservation and Recovery Act ("RCRA"), or similar state or provincial requirements. The amount of any such liability could be material. Although the Company endeavors to carefully manage its wastes, because liability under CERCLA is strict and retroactive, it is possible that in the future the Company or its subsidiaries may be identified as a PRP with respect to various waste disposal sites. There can be no assurance that future costs or damages associated with identified or unidentified sites will not have a material adverse effect on the financial condition or results of operations of the Company.

         The Company has from time to time been, and presently is, the subject of administrative proceedings, litigation or investigations relating to environmental matters. The Company's Kansas City mini-mill is subject to a Consent Order regarding air emissions. The Georgetown mini-mill and DRI plant are involved in an air emissions permit modification process and ongoing discussions regarding inspections by the state environmental agency. The Kansas City mini-mill is involved in a water discharge permit renewal process with the state environmental agency. The Jacksonville facility is subject to a Consent Order regarding soil and groundwater cleanup. The Tempe, Arizona facility is involved in air emissions permit discussions. Several of the Company's properties are listed in CERCLIS or equivalent state/provincial lists. The Company through its operating units has been named a Potentially Responsible Party ("PRP") at several off-site locations where wastes were sent. Through cost sharing agreements, permits and consent orders the Company is addressing requirements at these locations. Although the Company does not believe that current proceedings, litigation or investigations will have a material adverse effect on its consolidated financial condition or results of operations, there can be no assurance that future costs or damages relating to such proceedings, litigation or investigations will not exceed established reserves.

         Subject to certain limitations, the Company is indemnified for certain environmental matters, including those referred to herein. Armco has indemnified GST for matters including contamination at the inactive Ishpeming, Michigan facility, and certain matters at the Kansas City facility and the Duluth facility. Capitol Castings, Inc. has indemnified MEI for groundwater contamination at the Tempe, Arizona facility, and Ivaco Inc. has indemnified GII for groundwater contamination and some soil contamination at the Jacksonville facilities. Although the Company believes such indemnifications are adequate to cover these matters, if a matter is not fully covered by these indemnities, or if the indemnitor fails to provide indemnification, the Company may be responsible for such matters.

Tax Matters

         The Company's Peruvian subsidiaries had received notice from the Peruvian tax authorities of proposed tax assessments aggregating approximately $16.9 million (as of December 31, 1995) for the years 1984 through 1990 relating to sales taxes, employer taxes and income taxes. During 1995, Armco and the Company successfully resolved approximately $4.7 million of the proposed tax assessments for a total payment of $140,000 (reimbursed by Armco). During 1996, the Peruvian government issued a one-time amnesty program in order to allow Peruvian companies to settle disputed tax claims. Under the tax amnesty program, the Company settled all outstanding Peruvian tax assessments for a total payment of $250,000. The Company has obtained a specific indemnity from Armco for the full amount of the 1995 and 1996 tax assessments paid, without regard to any deductible and has been or will be reimbursed accordingly.

         The Company's federal income tax returns have included deductions for certain net operating losses ("NOLs"), which deductions reduced its tax liabilities in 1995 and prior years. Although management believes that there is substantial authority for the Company's tax return positions, the Company has established reserves for various contingent liabilities, including potential exposure arising from these tax uncertainties. It is impossible to predict with certainty the outcome of any potential IRS examinations, and thus no assurance can be given that tax adjustments will not exceed the Company's reserves.

Other Matters

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective for fiscal years beginning after December 15, 1995. This statement encourages, but does not require, companies to adopt a method of accounting for stock compensation awards based on the estimated fair value at the date the awards are granted. The Company has elected to continue to follow existing standards and has disclosed in the Notes to the consolidated financial statements the proforma effect on net income had expense been recognized for options based on the new statement. (See Note 12 to the Consolidated Financial Statements for further discussion).

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index to Consolidated Financial Statements which appears on page F-1 herein.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Directors of GST and GSTOC are elected at their respective annual meetings of stockholders to serve during the ensuing year or until a successor is duly elected and qualified. Executive officers of GST and GSTOC are elected annually by the Board of Directors of GST and GSTOC, respectively, to serve during the ensuing year or until a successor is duly elected and qualified. GST's and GSTOC's Boards of Directors currently consist of four members each. In connection with the GII acquisition, GSI, GECC, Leggett & Platt, the Bain Funds (as defined under Note (1) under "Security Ownership of Certain Beneficial Owners and Management"), Mr. O'Malley, the Government of Kuwait and certain other stockholders of GSI (the "Stockholder Parties") entered into the Second Amended and Restated Stockholders Agreement (the "Stockholders Agreement") dated October 5, 1995. Under the Stockholders Agreement, the Stockholder Parties agreed to vote all of their shares of Common Stock and to take all other necessary actions (i) to allow the Government of Kuwait to select two representatives to the Board of Directors of GSI, so long as certain securities issued in connection with the GII acquisition are outstanding, and (ii) to allow the holders of a majority of the shares held by the Bain Funds to select the remaining representatives to the Board, so long as the Bain Funds and certain other persons own at least 60% of the Common Stock which it purchased pursuant to the Stock Purchase Agreement dated October 5, 1995. The following table sets forth certain information with respect to the directors and executive officers of GST and GSTOC.

Name                        Age      Position
----                        ---      --------
Roger R. Regelbrugge        66       Chairman and Chief Executive Officer and Director

Luis E. Leon                44       Senior Vice President - Finance and Administration,
                                     Chief Financial Officer, Treasurer and
                                     Assistant Secretary

David M. Yarborough         46       Senior Vice President - Mining Products

Walter Robertson, III       51       Senior Vice President - Commercial

Name                        Age      Position
----                        ---      --------

David O. Shelley            47       Vice President and Controller

Benjamin C. Huselton        52       Vice President - Administration

George A. Goller            52       Vice President - Technology and Product
                                     Development

Richard C. Holzworth        67       Vice President - Steel Sales and Marketing

Mario Concha                56       Vice President

Paul B. Edgerley            41       Director

Robert C. Gay               45       Director

John J. O'Malley            49       Director

Roger R. Regelbrugge has been a Director and the Chairman and Chief Executive Officer of GST and GSTOC since the GII acquisition. He also served as Chairman and Chief Executive Officer of GII, having joined GII in 1974, prior to the GII acquisition. He has served as President and Chief Executive Officer of GII since 1977 and as a director of GII since 1975. Mr. Regelbrugge is a director and member of the Policy and Planning Committee of the AISI, a director of the Steel Manufacturers Association, a member of the Advisory Board of the Fuqua School of Management at Duke University and a member of the Board of Trustees of Belmont Abbey College.

Luis E. Leon has been Senior Vice President - Finance and Administration, Chief Financial Officer and Treasurer of GST and GSTOC since February 1997. Mr. Leon jointed the Company in November 1994 as Vice President, Chief Financial Officer and Treasurer. In October 1995, he was appointed Senior Vice President. From May 1991 to October 1994, Mr. Leon was Vice President, Chief Financial Officer and Treasurer for Wyman-Gordon Company. From 1986 through May 1991, Mr. Leon served as Corporate Treasurer for Milton Roy Company. Prior to joining Milton Roy Company, Mr. Leon held various treasury and financial management positions with Kerr-McGee Corporation, American Express Company, Money Order Division and numerous banking positions with United Bank of Denver (now known as Norwest
Bank).

David M. Yarborough has been Senior Vice President-Mining Products since February 1997. From October 1995 to February 1997, he served as Vice President - Corporate Development of GST and GSTOC. From August 1993 until October 1995, Mr. Yarborough provided project development services to GII and GSC pursuant to an agreement between GII and GeoCapital Corporation of which he was President. Prior to founding GeoCapital in 1992, Mr. Yarborough held various management positions in steel and industrial equipment concerns.

Walter Robertson, III has been Senior Vice President - Commercial since February 1997. Prior to that he served as Vice President - Commercial of GST and GSTOC since joining the Company in March 1996. Prior to such appointment, Mr. Robertson was President of American Steel and Wire, a subsidiary of Birmingham Steel Corporation.

David O. Shelley has been Vice President of GST and GSTOC since November 1995 and Controller of GST and GSTOC since the GII acquisition. Mr. Shelley served as Controller of GII from 1985 until the GII acquisition. Mr. Shelley joined GII in 1974 and held various financial positions prior to being named Controller. From 1970 to 1974, he served in various financial positions at Georgetown Steel Corporation (GSC).

Benjamin C. Huselton has been Vice President - Administration of GST and GSTOC since March 1997. Prior to that he had served as Vice President - Communications and Vice President of GST and GSTOC since the GII acquisition. From November 1993 to the GII acquisition, he was Vice President of Human Resources and Business Systems and Assistant Secretary of GST and GSTOC. From 1991 to November 1993, Mr. Huselton was Vice President of Human Resources and Administration for AWGS. From 1970 to 1991, Mr. Huselton served as a manager of industrial relations and human resources in several Armco divisions, including the Baltimore Works of Armco's Specialty Steel Division.

George A. Goller has been Vice President - Technology and Product Development of GST and GSTOC since November 1995 and a Vice President of GST and GSTOC since November 1993. From December 1990 to November 1993, Mr. Goller was Director of Business Development for AWGS. From 1964 to 1992, Mr. Goller served in various capacities with AWGS, including Metallurgy Coordinator at the Kansas City mini-mill, Commercial Manager and Senior Product Engineer at the Ishpeming, Michigan facility, director of the High Chrome Cast technical development group and a research engineer.

Richard C. Holzworth has been Vice President - Steel Sales and Marketing of GST and GSTOC since November 1995. Mr. Holzworth has been Vice President - Sales and Marketing of GSC since 1983. From 1977 to 1983 he was Director of Marketing for GSC . Prior to 1977, Mr. Holzworth held various sales and marketing positions with U.S. Steel.

Mario Concha has been Vice President of GST and GSTOC since November 1993. Since May 1992, Mr. Concha has been President of the international grinding media operations of GST and GSTOC. From 1985 to 1992, Mr. Concha was Vice President-International of Occidental Chemical Corporation with responsibility for all overseas operations as well as all exports from the United States. Prior to his employment with Occidental Chemical, Mr. Concha was a manager at the Union Carbide Corporation.

Paul B. Edgerley has been a Director of GST since July 1993 and served as Vice President and Director from November 1993 until February 1997. Mr. Edgerley has been a managing director of Bain since May 1993 and has been a general partner of Bain Venture Capital since 1990. Mr. Edgerley was a principal of Bain Capital Partners from 1988 through 1990. Mr. Edgerley is also a director of AMF Group, Inc. and Steel Dynamics, Inc.

Robert C. Gay has been a Director of GST since July 1993, Director of GSTOC since the GII acquisition and served as Vice President of GST and GSTOC from November 1993 until February 1997. Mr. Gay has been a managing director of Bain since May 1993 and has been a general partner of Bain Venture Capital since 1989. Mr. Gay was a principal of Bain Capital Partners from 1988 through 1989. Mr. Gay is a Vice Chairman of the Board of Directors of IHF Capital, Inc., parent of ICON Health & Fitness Inc., and a director of Alliance Entertainment Corp., GT Bicycles, Inc. and Physio-Control International Corporation.

John J. O'Malley has been a Director of GST and GSTOC since November 1993. Mr. O'Malley has been an Executive Vice President of Bain since 1993. From 1991 to 1993, Mr. O'Malley was President and Chief Executive Officer of Robertson Ceco, an international construction products and engineering company. From 1986 to 1991, he was Executive Vice President of HMK Group Inc., a diversified manufacturing and services company. Mr. O'Malley is also a director of Physio-Control International Corporation and Wesley Jessen Vision Care, Inc.

ITEM 11: EXECUTIVE COMPENSATION

Compensation of Executive Officers

         Set forth below is information for the fiscal years ended December 31, 1994, 1995 and 1996 with respect to compensation for services to the Company of the following individuals: (1) the Chief Executive Officer of GST and GSTOC during 1996, and (2) the four most highly compensated executive officers of GST and GSTOC (other than the Chief Executive Officer) during 1996.

                           SUMMARY COMPENSATION TABLE

                                                           Annual Compensation
                                                  ---------------------------------------     Long-Term
                                                                             Other Annual    Compensation      All Other
                                                                             Compensation    -------------    Compensation
Name and Principal Position          Year          Salary($)     Bonus($)       ($)(1)       Options(#)(2)      ($)(3)
---------------------------          ----          ---------     --------       ------       -------------      ------
Roger R. Regelbrugge                  1996         $612,500      $340,261       $ 8,958          --            $ 34,397
     Chairman and Chief               1995          143,548(4)    113,372(4)      2,144       325,000            58,313
     Executive Officer                1994             --            --            --            --                --

Luis E. Leon                          1996         $220,000      $ 81,477       $49,420          --            $ 57,019
     Senior Vice President -          1995          195,000        46,400         7,885          --               8,098
     Finance and Administration,      1994(5)        31,667        83,125          --         180,000            69,099
     Chief Financial Officer

Walter Robertson, III                 1996(7)      $149,808      $ 90,000       $38,108        90,000          $ 87,326
     Senior Vice President -          1995             --            --            --            --                --
     Commercial                       1994             --            --            --            --                --

David M. Yarborough                   1996         $190,000      $ 52,775       $ 5,267          --            $  2,680
     Senior Vice President -          1995(6)        45,552        18,995          --         100,000            16,066
     Mining Products                  1994             --            --            --            --                --

Mario Concha                          1996         $180,000      $233,496       $13,580          --            $113,498
     Vice President                   1995          175,000        86,625         6,531          --              21,670
                                      1994          171,083       120,870          --          91,551             6,768

--------
(1) Other annual compensation reflects certain incidental perquisites and benefits.

(2) For additional information concerning the grant of options in 1996, see "--Stock Options" below.

(3) Other compensation paid to Mr. Regelbrugge consists of $50,000 in 1995 paid in connection with his initial employment with the Company and certain life insurance premiums paid by the Company on Mr. Regelbrugge's behalf in the amount of $30,825 for 1996 and a pro-rated amount of $8,313 for 1995. See "--Mr. Regelbrugge's Employment Arrangements." The amounts shown for 1996 for Messrs. Leon, Robertson and Concha include reimbursement of certain relocation expenses of $49,519, $35,316 and $105,728, respectively. Mr. Robertson's amount also includes $50,000 in connection with his initial employment. In addition, the amount for Mr. Leon for 1994 includes the reimbursement of certain relocation expenses of $69,099. Messrs. Leon and Concha participate in a 401(k) plan with a Company match. The amounts related to this plan included in 1996 are $4,500 and $4,500 and in 1995, $4,425 and $4,500, respectively. Mr. Leon also participates in a profit sharing plan and contributions on his behalf were $3,000 in 1996 and 1995.

(4) Represents prorated amount for the portion of 1995 that follows the GII acquisition, during which period Mr. Regelbrugge was Chairman and Chief Executive Officer of GST and GSTOC.

(5)      Mr. Leon joined the Company in November 1994.

(6)      Mr. Yarborough joined the Company in October 1995.

(7)      Mr. Robertson joined the Company in March 1996.

Stock Options of GSI

     The following table sets forth information regarding stock options in the Common Stock granted to Mr. Robertson during the Company's fiscal year ended December 31, 1996. No options were granted in 1996 to Messrs. Regelbrugge, Leon, Yarborough or Concha.

                              Option Grants in 1996

                                                                                                   Potential Realizable
                                                                                                     Value at Assumed
                                                    Individual Grants                                 Annual Rates
                          ---------------------------------------------------------------------       of Stock Price
                            Number of        Percent of Total                                        Appreciation for
                           Securities        Options Granted      Exercise or                        Option Term (2)
                           Underlying        To Employees in      Base Price      Expiration      --------------------
Name                      Options(#)(1)       Fiscal Year(%)     ($ per share)       Date         5%($)       10%($)
----------------------------------------------------------------------------------------------------------------------
Walter Robertson, III         90,000              100%               $9.00        03/29/06       $568,810    $905,735

----------
(1) Such options were granted on March 29, 1996 pursuant to a stock option agreement between GSI and Mr. Robertson. The options vest and become exercisable at 20% annually beginning on February 28, 1997.

(2) Represents the value of the options granted at the end of the option term if the market price of shares of Common Stock on the date of grant were to appreciate annually by 5% and 10%, respectively, based on the assumed fair market value of $3.88 per share as of the grant date.

         The following table sets forth information concerning outstanding options in the Common Stock held by Mr. Regelbrugge and the other named executives during the Company's fiscal year ended December 31, 1996. No executive officer exercised options during 1996.

         Aggregated Option Exercises in 1996 and Year-End Option Values

                     Number of Securities Underlying         Value of Unexercised
                         Unexercised Options at             In-the-Money Options at
                          December 31, 1996(#)              December 31, 1996($)(1)
                       ---------------------------        ---------------------------
         Name          Exercisable   Unexercisable        Exercisable   Unexercisable
         ----          -----------   -------------        -----------   -------------
Roger R. Regelbrugge      180,555      144,445
Luis E. Leon               60,000      120,000
Walt Robertson                          90,000
David Yarborough           20,000       80,000
Mario Concha              187,298      146,019              $500,347      $413,528

----------
(1) Year end value is based on an assumed fair market value of $3.88 per share, less the applicable aggregate option exercise price(s) of in-the-money options, multiplied by the number of unexercised in-the-money options which are exercisable and unexercisable, respectively.

Mr. Regelbrugge's Employment Arrangements

         Mr. Regelbrugge and GSI are parties to an employment agreement (the "Regelbrugge Agreement"), dated October 5, 1995, pursuant to which Mr. Regelbrugge will serve as the Chairman and Chief Executive Officer of GSI, GST and GSTOC until December 31, 1997. Under the Regelbrugge Agreement currently in effect, Mr. Regelbrugge is entitled to receive (i) an annual base salary at the annual rate of $650,000, and ( ii) an annual incentive bonus for each of the years ended December 31, 1996 and December 31, 1997 based on the Company achieving certain performance targets. The Regelbrugge Agreement also entitles Mr. Regelbrugge to certain privileges and benefits, including participation in the Company's management employee benefit plans in effect from time to time and in a supplemental executive retirement plan established and maintained by GSI (the "GSI SERP"). The GSI SERP will provide Mr. Regelbrugge with retirement benefits as described under Pension and Retirement Plans.

         Mr. Regelbrugge is also a party to an agreement dated January 19, 1994 which provides certain protections in the event of severance upon a change of control (a "Change of Control") of GII (the "Regelbrugge Change of Control Agreement"). The Regelbrugge Change of Control Agreement is in lieu of any other severance agreement and provides for cash compensation and continuation of fringe benefits for a period of two years in the event that in anticipation of, or within two years following a Change of Control his employment is terminated either by (x) the Company for any reason other than "cause" (as defined in such agreement), death or disability, or (y) by Mr. Regelbrugge for good reason. If Mr. Regelbrugge should become entitled to receive benefits thereunder, he will receive (i) a lump sum payment equal to two times his annual base salary, (ii) continued participation for a period of two years in certain bonus arrangements, and (iii) two years additional service and vesting credit in the GSI SERP. The GII acquisition constituted a Change of Control for purposes of the Regelbrugge Change of Control Agreement.

         Mr. Regelbrugge also has entered into a Stock Option Agreement dated October 5, 1995 (the "Stock Option Agreement") with GSI pursuant to which he received options to purchase Common Stock. The options are non-qualified and become exercisable at the rate of 3.7037% on the last day of each month beginning October 31, 1995, if Mr. Regelbrugge is employed by the Company on such date, subject to the options becoming exercisable at an earlier date upon the occurrence of certain change of control transactions. The Stock Option Agreement further provides that (i) the shares of Common Stock issuable pursuant to the options or issued pursuant thereto (the "Option Stock") are subject to purchase by GSI and the Bain Funds, at their option, in the event Mr. Regelbrugge is no longer employed by the Company prior to December 31, 1997,
(ii) if Mr. Regelbrugge's employment with the Company is terminated prior to December 31, 1997, the purchase price to GSI and the Bain Funds for his Option Stock is either the original value or the fair market value thereof, depending on whether the termination was for "cause" or voluntary termination other than for "good reason", and (iii) the purchase option held by GSI and the Bain Funds terminates upon the first to occur of (A) a sale of GSI, or (B) GSI becoming a reporting company under the Securities Exchange Act of 1934 as a result of the registration of its common equity securities thereunder and the Bain Funds and their affiliates collectively ceasing to own at least 50% of the aggregate number of shares of Common Stock held by the Bain Funds as of the date of the Stock Option Agreement. The Stock Option Agreement also provides for certain transfer restrictions with respect to the Option Stock.

Other Management Agreements

         Messrs. Leon and Concha have entered into separate management agreements with the Company (the "Management Agreements") pursuant to which Mr. Leon and Mr. Concha acquired shares of GSI Common Stock and options to purchase Common Stock. The terms of each of these Management Agreements provide that (i) the Common Stock held by the executive is subject to purchase by GSI and the Bain Funds, at their option, in the event the executive is no longer employed by the Company as of a stated date, (ii) if the executive's employment with the Company is terminated, the purchase price to GSI and the Bain Funds for the executive's shares of Common Stock is either the original value or the fair market value thereof, depending on whether the termination was for "cause" or voluntary termination other than for "good reasons," and (iii) the purchase option held by GSI and the Bain Funds terminates upon the first to occur of (A) a sales of GSI, or (B) GSI becoming a reporting company under the Securities Exchange Act of 1934 as a result of the registration of its common equity securities thereunder and the Bain Funds and their affiliates collectively ceasing to own at least 50% of the aggregate number of shares of Common Stock held by the Bain Funds as of August 17, 1995. In addition, each of the Management Agreements also provide for certain transfer restrictions with respect to the Common Stock and options to purchase Common Stock granted to the executive thereunder. The terms of each of the Management Agreements provide for certain restrictions on the executive's ability to compete with the Company following his termination of employment with the Company. Mr. Leon's Management Agreement contains certain terms that are different from Mr. Concha's Management Agreement in that (i) there are no participation rights in connection with a sale of shares by the Bain Funds, (ii) Mr. Leon is entitled to receive a payment equal to two years' base salary upon his termination of employment under certain circumstances prior to the later of November 1, 1996 and GSI's completing a sale of its equity securities pursuant to a registration statement filed under the Securities Act of 1933, and (iii) there are certain variations in Mr. Leon's option terms. For additional information, see "-- Stock Options", "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions -- Certain Transactions."

         Messrs. Robertson and Yarborough have entered into separate stock option agreements with the Company on terms that are generally similar to Mr. Regelbrugge's Stock Option Agreement described above. Mr. Yarborough's stock option agreement was entered into as of October 5, 1995, and Mr. Robertson's stock option agreement was entered into as of February 28, 1996. Each of these stock option agreements provide that (i) the options granted pursuant thereto vest at a rate of 20% each year for the five years following the date of the respective stock option agreement, and (ii) the purchase option held by GSI and Bain does not terminate if the executive remains employed with the Company as of a certain date, but instead terminates only upon the first to occur of (A) a sale of GSI, or (B) GSI becoming a reporting company under the Securities Exchange Act of 1934 as a result of the registration of its common equity securities thereunder and the Bain Funds and their affiliates collectively ceasing to own at least 50% of the aggregate number of shares of Common Stock held by the Bain Funds as of the date of the stock option agreement.

         In accordance with the employment agreement with Mr. Robertson, in the event Mr. Robertson is terminated during the four years following his employment date (February 28, 1996) for any reason other than for cause, Mr. Robertson's salary and benefits will be continued for two years. Such termination compensation will be reduced from two years to one year after the completion of four years of service, with the reduction occurring month by month during the fifth year of employment.

         In accordance with the employment agreement with Mr. Yarborough, in the event Mr. Yarborough's employment is terminated for any reason other than for cause, Mr. Yarborough's salary and benefits will be continued for one year.

Pension and Retirement Plans

          Messrs. Regelbrugge, Robertson and Yarborough are participants in the GSI Employees Pension Plan (the "GSI Pension Plan") and Mr. Regelbrugge is also a participant in the GSI SERP. The annual benefit under the GSI Pension Plan at normal retirement age generally is equal to the sum of (1) one percent of the average of the five consecutive calendar years of Compensation (as defined below) that produce the highest average (the "Average Compensation") for each year of benefit service and (2) six-tenths of one percent of the Average Compensation in excess of the covered compensation (which is the average Social Security wage base) for each year of benefit service up to 35 years. For purposes of the GSI Pension Plan, "Compensation" consists of all remuneration paid to the employee for services rendered as reported or reportable on Form W-2 as "wages, tips or other compensation" plus elective or salary reduction contributions to a cash or deferred arrangement, cafeteria plan or tax-sheltered annuity, but excluding reimbursements or other expense allowances, fringe benefits (cash and non-cash), moving allowances and expenses, amounts designated by GSI as retirement-oriented non-qualified deferred compensation and welfare benefits. Compensation under the GSI Pension Plan may not, however, exceed the annual compensation limit imposed by the Internal Revenue Code (the "Code"), which was $150,000 for 1996. The annual benefit limits payable under the GSI Pension Plan for 1996 was $120,000. Benefits under the GSI Pension Plan currently are not offset by Social Security payments or any other amounts, A portion of the benefit due under the GSI Pension Plan will be provided through an annuity contract for certain participants for whom such contracts were purchased as of December 30, 1985.

         Mr. Regelbrugge's annual benefit under the GSI SERP at normal retirement age (age 65) is determined as follows: (1) 2.5 percent of the Average Compensation for each year of benefit service up to 20, less (2) 2.5 percent of the annual primary Social Security benefit for each year of benefit service up to 20, less (3) the annual benefit payable under the GSI Pension Plan. The benefit payable under the GSI SERP will be further reduced by the annual benefit value of the lump sum payment received by Mr. Regelbrugge from the GSI SERP on October 5, 1995. As of December 31, 1996, Mr. Regelbrugge has 22 years of credited service under the GSI Pension Plan and 23 years of service under the GSI SERP.

         Mr. Regelbrugge's retirement benefit under the GSI Pension Plan and the GSI SERP will be the greater of (i) the amount determined by the continued accrual of benefits under the above plans, or (ii) the actuarial adjusted benefit that Mr. Regelbrugge would have received at age 65 adjusted for late retirement. Mr. Regelbrugge's combined annual benefit payable under these plans at December 31, 1996 would be $163,031. In addition, Mr. Regelbrugge has the option to receive the GSI SERP benefit in a lump sum amount upon his retirement.

         Mr. Robertson and Mr. Yarborough participate in the GSI Pension Plan and at December 31, 1996, each of them had one year of credit service.

         The following table shows the projected annual benefits payable for a single life annuity as of December 31, 1996 upon retirement at age 65 based on different levels of compensation and years of credited service under the GSI Pension Plan.

                                                         GSI Pension Plan Table*
                                                             Years of Service
                              --------------------------------------------------------------------------
Compensation                       15             20             25             30             35
------------                  -------------  -------------  -------------  -------------  --------------

 $125,000                       $27,570        $36,760        $45,950        $55,140         $64,330
  150,000                        33,570         44,760         55,950         67,140          78,330
  175,000                        33,570         44,760         55,950         67,140          78,330
  200,000                        33,570         44,760         55,950         67,140          78,330
  300,000                        33,570         44,760         55,950         67,140          78,330
  500,000                        33,570         44,760         55,950         67,140          78,330
  750,000                        33,570         44,760         55,950         67,140          78,330
  900,000                        33,570         44,760         55,950         67,140          78,330

------------
*Figures in table do not reflect amounts payable under the GSI SERP.

         If employment were continued until normal retirement age of 65 at their 1996 rates of pay, Messrs. Robertson and Yarborough would respectively receive yearly pensions of $31,410 and $41,160 under the GSI Pension Plan.

         Messrs. Leon and Concha participate in the GST non-qualified Supplement Retirement Plan (the "GST SERP") which provides a retirement benefit equal to 25% of the participant's average annual compensation (last five years average base compensation, including bonuses) less any amounts payable under any other retirement plan maintained by GST. The GST SERP is an unfunded obligation of GST. Participants under the GST SERP receive full benefits after attaining age 62 and the completion of five years of service. Participants who have completed five years of service but have not attained age 62 may elect early retirement starting at age 55. The amount of such early retirement benefit shall be 25% of the participant's average annual compensation multiplied by the ratio of the participant's years of service (and any fractions thereof) at his or her early retirement date over the lessor of the participants years of service at age 62 or 15 years of service. If benefit payments commence prior to age 62, the amount payable shall be the actuarial equivalent of the benefit that would be payable at age 62. The amounts shown below for Messrs. Leon and Concha include amounts which could be paid under the GST SERP.

         The following table shows the projected annual benefits payable for a single life annuity as of December 31, 1996 upon retirement at the normal retirement age of 62 based on different levels of average annual compensation and benefit service for the GST SERP. As of December 31, 1996 Messrs. Leon and Concha had 2 years and 4 years of credited service, respectively under the GST SERP.

                                         GST Combined Pension and Retirement Plan Table
                                                         Years of Service
                              -------------------------------------------------------------------------
    Compensation                   5              10             15             20             25
    ------------              -------------  -------------  -------------  -------------  -------------
      $125,000                  $31,250        $31,250        $31,250        $31,250        $31,250
       150,000                   37,500         37,500         37,500         37,500         37,500
       175,000                   43,750         43,750         43,750         43,750         43,750
       200,000                   50,000         50,000         50,000         50,000         50,000
       225,000                   56,250         56,250         56,250         56,250         56,250
       250,000                   62,500         62,500         62,500         62,500         62,500
       275,000                   68,750         68,750         68,750         68,750         68,750
       300,000                   75,000         75,000         75,000         75,000         75,000
       400,000                  100,000        100,000        100,000        100,000        100,000
       450,000                  112,500        112,500        112,500        112,500        112,500
       500,000                  125,000        125,000        125,000        125,000        125,000

         If employment were continued until normal retirement age of 62 at their 1996 rates of compensation, Messrs. Leon and Concha would receive yearly pensions of $66,600 and $66,656, respectively, under the GST SERP.

         Messrs. Leon and Concha also participate in the GS Technologies Retirement and Savings Plan. This plan has two components, a defined contribution profit sharing component under Section 401(a) of the Code and a cash or deferred arrangement that qualifies under Section 401(k) of the Code. Mr. Concha only participates in the 401(k) component of this plan. Annual contributions are made at the rate of 2% of a participants' compensation. Compensation for the profit sharing component of this plan is limited to a maximum compensation level in 1996 of $150,000. The Section 401(k) portion of the plan allows for a tax-deferred contribution by the executive up to the maximum allowed by the Code($9,500 in 1996). The executives may also make after-tax voluntary contributions. The Company will make a matching contribution in an amount equal to fifty percent of the tax-deferred and after-tax contributions of the executives up to a maximum of 3% of the executives base compensation, excluding bonuses and limited to $150,000 in 1996. The Company's contribution in 1996 for Messrs. Leon and Concha under these plans were $7,500 and $ 4,500, respectively.

Compensation Committee Interlocks and Insider Participation

         During 1996, compensation decisions for executive officers and directors of GST and GSTOC were made by GSI's Compensation Committee which consisted of Messrs. Regelbrugge, O'Malley, Al-Gabandi and Haas. Mr. Regelbrugge, Chairman and Chief Executive Officer, did not participate in decisions regarding his compensation. There were no fees paid to the directors of GST or GSTOC during 1996.

         No executive officer employed by the Company serves or served on the compensation committee of another entity during 1996 and, except as described below, no executive officer of the Company serves or served as a director of another entity who has or had an executive officer serving on the Board of Directors of the Company.

         Messrs. Edgerley and Gay are managing directors of Bain which is the management company for certain of the Bain Funds. Messrs. Edgerley and Gay are also limited partners of Bain Capital Partners IV, L.P., the general partner of certain of the Bain Funds. Mr. O'Malley is an executive vice president of Bain. Bain received certain fees from the Company in 1993, 1994, 1995 and 1996 and, it is expected, will continue to receive such fees from GSI in 1997. See "Certain Relationships and Related Transactions".

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         All of the outstanding common stock of GSTOC is owned by GST and all of the outstanding common stock of GST is owned by GSI. The table below sets forth certain information regarding ownership of GSI's Common Stock (and thereby proportionate beneficial ownership of GST and GSTOC) as of March 1, 1997 by (i) each person or entity who beneficially owns five percent or more of the Common Stock, (ii) each director of GST and GSTOC, (iii) each executive officer of GST and GSTOC included in the Summary Compensation Table above, and (iv) all current directors and executive officers of GST and GSTOC as a group. Except as otherwise indicated below, each of the persons named in the table has sole voting and investment power with respect to the securities beneficially owned by it or him as set forth opposite its or his name. There is no established public trading market for the Common Stock.

                                                                  Number of                Percentage
                                                                  Shares of               of Shares of
         Name and Address                                        Common Stock              Common Stock
         ----------------                                        ------------              ------------
         Principal Stockholders:

         Bain Funds (1)                                          11,741,917.93                57.00%
         c/o Bain Capital, Inc.
         Two Copley Place
         Boston, Massachusetts 02116


         General Electric Capital Corporation                     3,986,692.90                19.35%
         190 South LaSalle Street
         Suite 2740
         Chicago, Illinois 60603

         Leggett & Platt, Incorporated                            1,993,346.45                 9.68%
         No. 1 Leggett Road
         Carthage, Missouri 64836

         Robert A. Cushman                                        1,122,736.00(2)(3)           5.2%
         64 Yorkshire Drive
         Wexford Plantation
         Hilton Head Island, SC 29928

         Directors and Executive Officers:

         Roger R. Regelbrugge                                       240,740.50(2)              1.16%
         Luis E. Leon                                                65,555.56(2)              *
         Mario Concha                                               357,085.05(2)              1.72%
         David M. Yarborough                                         20,000.00(2)              *
         Walter Robertson III                                        18,000.00(2)              *
         Paul B. Edgerley (1)                                    11,741,917.93                57.00%
         Robert C. Gay (1)                                       11,741,917.93                57.00%
         John J. O'Malley                                            66,666.67                 *
         All current directors and executive
           officers as a group (13 persons)(1)                   13,251,037.15(2)             61.55%

-------------------

*        Less than 1%.

(1) Includes 5,132,861.12 shares of Common Stock held by Bain Capital Fund IV, L.P. ("Bain IV"), 5,874,068.04 shares of Common Stock held by Bain Capital Fund IV-B, L.P. ("Bain IV-B"), 468,835.44 shares of Common Stock held by BCIP Associates ("BCIP"), and 266,153.33 shares of Common Stock held by BCIP Trust Associates, L.P. ("BCIP Trust" and, collectively with Bain IV, Bain IV-B and BCIP, the "Bain Funds"). Messrs. Gay and Edgerley are directors and executive officers of GSI and Mr. O'Malley is a director of GSI. Messrs. Gay and Edgerley are managing directors of Bain Capital Investors, Inc., which is the general partner of Bain Capital Partners IV, L.P., which is the general partner of Bain Capital Fund IV, L.P. and Bain Capital Fund IV-B, L.P. Messrs. Gay and Edgerley are limited partners of Bain Capital Partners IV, L.P. Accordingly, Messrs. Gay and Edgerley may be deemed to beneficially own shares owned by the Bain Funds, although Messrs. Gay and Edgerley disclaim beneficial ownership of any such shares. Mr. O'Malley is an Executive Vice President of Bain.

(2) Includes the following shares of Common Stock that may be acquired by the person(s) indicated upon the exercise of outstanding stock options that are either currently exercisable or will become exercisable on or before May 31, 1997:

                  Robert A. Cushman                                              972,736.00

                  Roger R. Regelbrugge                                           240,740.50
                  Luis E. Leon                                                    60,000.00
                  Mario Concha                                                   187,297.49
                  David M. Yarborough                                             20,000.00


                  Walter Robertson III                                            18,000.00
                  All current directors and executive officers as a group        928,632.98

(3)      Includes 150,000 shares held by the Cushman Trust.

         Prior to consummation of the GII acquisition, the authorized capital stock of GSI was increased to include 3,000,000 shares of Class P Common Stock and 1,000 shares of Preferred Stock. In connection with the GII acquisition, the Bain Funds, GECC, Leggett & Platt, certain members of management and certain other existing stockholders of GSI purchased shares of Class P Common Stock for $30 million in cash. In addition, GSI issued to the GII Stockholder (as defined below) approximately 4% of its outstanding Common Stock and Class P Common Stock as well as a combination of pay-in-kind subordinated notes and preferred stock (the "Seller Securities"). As of March 6, 1996, the Class P Common Stock was converted by GSI into shares of Common Stock at a rate of 1.2222 shares of Common Stock for each share of Class P Common Stock. In April 1996, the preferred stock was converted into exchange notes of GSI.

         See "Certain Relationship and Related Transactions - Description of Indebtedness - Note Guarantees" for a description of the pledge of all outstanding shares of common stock of GSTOC to secure the 12% Note Guarantee (as defined).

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

         GSI, GST and GSTOC have entered into a Management Services Agreement pursuant to which GSI provides certain consolidated administrative services to GST and GSTOC, is reimbursed for its actual out-of-pocket expenses and is entitled to receive an annual fee. In addition, GSI, GST and GSTOC have entered into a Tax Sharing Agreement providing for the allocation of tax obligations among GSI's consolidated group.

         The Bain Funds, GECC, Leggett & Platt, Mr. John J. O'Malley, and certain other stockholders of GSI entered into a Stock Purchase Agreement with GST dated as of November 12, 1993 (the "Stock Purchase Agreement") pursuant to which such persons purchased from GST the shares of Class P Common Stock held by them for $8.10 per share, the shares of Class A Common Stock held by them for $8.10 per share and the shares of Common Stock held by them for $.10 per share. Pursuant to the Recapitalization, the Class A Common Stock and Class P Common Stock of GST were reclassified as Common Stock of GST. Pursuant to the GST Merger, the common stock of GST held by the parties described above was converted into GSI Common Stock. The Bain Funds, GECC, Leggett & Platt and Mr. O'Malley received $36,105, $12,041, $6,136 and $245, respectively, as a result of the distribution made by the Company pursuant to the Recapitalization. Messrs. Paul B. Edgerley and Robert C. Gay are managing directors of Bain, which is the general partner of certain Bain Funds, and are limited partners of Bain Capital Fund IV, L.P., the general partner of certain of the Bain Funds. Mr. O'Malley is an executive vice president of Bain.

         In connection with the GII acquisition, GSI, GECC, Leggett & Platt, the Bain Funds, Mr. O'Malley, GII's then sole stockholder (the "GII Stockholder") and certain other stockholders of GSI entered into the Stockholders Agreement. The parties to the Stockholders Agreement have agreed to vote their GSI Common Stock and to take all other necessary actions (i) to allow the GII Stockholder to select two representatives to the Board of GSI, so long as the Seller Securities are outstanding, and (ii) to allow the holders of a majority of the shares held by the Bain Funds to select the remaining representatives to the Board, so long as the Bain Funds and certain other persons own at least 60% of the GSI Common Stock which it purchased pursuant to the Stock Purchase Agreement. Pursuant to the Stockholders Agreement, GECC and Leggett & Platt may not sell, transfer or otherwise dispose of any GSI Common Stock without the prior written consent of the Bain Funds, except pursuant to certain participation rights, transfers among affiliates, a public sale or a sale of GSI. The holders of GSI Common Stock also have the right to participate in transfers of GSI Common Stock by the Bain Funds and certain other persons or GECC (other than to affiliates of each). The Bain Funds have a first offer right with respect to the transfer of GSI Common Stock by GECC. Such restrictions on transfer, participation rights and first offer rights terminate upon the earlier of the date on which such shares are transferred in a public sale, the consummation of a sale of GSI or the consummation of a public offering. The Stockholders Agreement grants to the parties thereto preemptive rights to purchase securities issued or sold by GSI. Such preemptive rights terminate upon the effectiveness of a registration statement filed by GSI with the Commission with respect to an offering of GSI Common Stock to the public. The Bain Funds, GECC, Leggett & Platt and certain other stockholders of GSI have also agreed that, so long as the Seller Securities are outstanding, they will not transfer any of the shares of GSI Common Stock, except for certain permitted transfers.

         In connection with the GII acquisition, GSI, Leggett & Platt, GECC, the Bain Funds, the GII Stockholder, Messrs. O'Malley, Cushman, Leon, Concha, certain members of GSI management, and certain other stockholders of GSI entered into a Registration Agreement (the "Registration Agreement"). Under the Registration Agreement, the holders of a majority of GSI Common Stock held by the Bain Funds may at any time request registration under the 1933 Act of all or part of such GSI Common Stock. Subject to certain conditions, the Bain Funds may request three long-form registrations at GSI's expense, and any number of short-form registrations at GSI's expense. If the GSI Common Stock is publicly traded on any national securities exchange or quoted on the NASDAQ System, subject to certain conditions, the holders of a majority of the GSI Common Stock issued to GECC may request one long-form registration at GSI's expense. Whenever GSI proposes to register any of its securities under the 1933 Act (other than pursuant to a registration requested pursuant to the Registration Agreement), the holders of GSI Common Stock issued to the parties to the Registration Agreement may require GSI, subject to certain limitations, to include all or any portion of their GSI Common Stock in such registration at GSI's expense.

         Also in connection with the GII acquisition, as of October 5, 1995, GSI entered into a series of stock purchase agreements with Bain, GECC, Leggett & Platt and Messrs. Cushman, Leon and Concha, among others, providing for the purchase by them of Class P Common Stock of GSI for $30 million in cash. Such Class P Common Stock was converted by the Company to GSI Common Stock as of March 6, 1996. See "Security Ownership of Certain Beneficial Owners and Management."

         The Company's Kansas City operations and Leggett & Platt entered into a Rod Supply Agreement dated November 12, 1993 and amended on August 2, 1994 pursuant to which Leggett & Platt agreed to purchase from the Kansas City mini-mill 90% of the first 200,000 tons of wire rod and 60% of the wire rod consumed by three Leggett & Platt wire mills located in the central United States each year. Leggett & Platt is not required to purchase more than 250,000 tons of wire rod per year, and the Kansas City mini-mill is not required to supply more than 300,000 tons per year, pursuant to the Rod Supply Agreement. The agreement terminates on December 31, 2000. Leggett & Platt has the option to extend the agreement for a period of five years. Leggett & Platt purchased $96,052 of wire rod in 1996 representing 10% of the Company's total net sales.

         Bain, the management company for certain of the Bain Funds, received from the Company an annual fee in 1996 for professional services rendered in the aggregate amount of $900. Bain is expected to continue to receive annual fees and expenses from the Company for professional services performed on an annual basis. Professional services rendered by Bain as described above include management consulting, advisory services and support, negotiation and analysis of financing alternatives, acquisitions and dispositions and other services agreed upon by the Company and Bain. The fees received for the professional services rendered are at least as favorable to the Company as those which could be negotiated with an unaffiliated third party.

         GECC is the agent and one of the lenders under the Revolving Credit Facility and the Term Loan Facility. As of December 31, 1996, the weighted average interest rate under the Revolving Credit Facility was 7.1%. See "-- Description of Indebtedness."

         Pursuant to a Letter Agreement dated as of December 18, 1995 (the "Letter Agreement"), Mr. Cushman resigned as an officer and employee of the Company effective as of December 31, 1995. For purposes of Mr. Cushman's management agreement, Mr. Cushman's termination was deemed a voluntary termination for good reason. The Letter Agreement provides that in lieu of any severance payments to which Mr. Cushman would otherwise be entitled, Mr. Cushman will serve as an advisor to the Company from December 31, 1995 until December 31, 1998 (the "Consulting Period") for which he is entitled to receive $393, $393 and $160 for the first, second and third years of the Consulting Period, respectively.

Description of Indebtedness

         Credit Facilities

         The Credit Facilities consist of: (i) the Revolving Credit Facility of up to $145 million established by GSTOC and its operating subsidiaries and secured by accounts receivable, inventory and other current assets and (ii) a $50 million Term Loan Facility established by GSTOC and its subsidiaries and secured by the property, plant and equipment and other noncurrent assets of GSTOC and its subsidiaries (the "Credit Facilities").

         The Revolving Credit Facility will mature on September 30, 2001. Outstanding amounts under the Revolving Credit Facility may not exceed the lesser of (i) $145 million or (ii) the sum of 85% of eligible accounts receivable and 65% of eligible inventories. As of December 31, 1996, the borrowing base was approximately $ 138.6 million. Outstanding borrowings under the Revolving Credit Facility bear interest at varying margins over the Base Rate (as defined in the agreements) or at varying margins over the London Interbank Offered Rate ("LIBOR"). Outstanding borrowings under the Term Loan Facility will bear interest at either (i) fixed margins over the Base Rate or
(ii) fixed margins over LIBOR. The Credit Facilities contain customary non-financial covenants including, among others, maintenance of properties, maintenance of adequate insurance, restrictions or the sale and disposition of assets, restrictions on liens and compliance with pension and environmental laws and regulations. The Credit Facilities also contain certain customary financial covenants and events of default. The lenders' commitment to make any loans under the Credit Facilities is subject to certain customary conditions.

         MEI Facilities

         In addition to the Credit Facilities, MEI is party to a credit agreement that provides an unsecured revolving credit facility (the "MEI Revolver") and an unsecured term loan facility (the "MEI Term Loan" and collectively with the MEI Revolver, the "MEI Facilities"). The MEI Revolver has a maximum availability of $9 million and will mature on June 30, 1999. The MEI Revolver bears interest at varying margins over LIBOR, the domestic CD rate or at the Reference Rate, (as defined in the agreements). The MEI Term Loan is $8 million and will mature on December 31, 2000. The MEI Term Loan bears interest at varying margins over LIBOR, the domestic CD rate or at the Reference Rate. The MEI Facilities contain a negative pledge on all MEI assets. The MEI Facilities also include certain customary financial covenants, including a current ratio requirement, a fixed charge coverage ratio, a debt to tangible net worth ratio and a tangible net worth requirement. The lender's commitment to make any loans under the MEI Facilities is subject to customary conditions.

         The Notes

         GSTOC has issued $125 million of 12-1/4% Senior Notes due 2005 under an Indenture dated as of October 5, 1995 (the "12-1/4% Note Indenture") between GSTOC, GST and Fleet National Bank, (formerly Shawmut Bank Connecticut, National Association), as trustee (the "Trustee"). GSTOC has also issued $125 million of 12% Senior Notes due 2004 under an Indenture dated as of August 30, 1994 (as amended to date, the "12% Note Indenture") between GSTOC, GST and the Trustee. The 12-1/4% Notes and the 12% Notes are herein referred to collectively as the "Notes".

         The terms of the Notes include those stated in the respective Indentures and those made part of the Indentures by reference to the Trust Indenture Act of 1939, as amended (the "Trust Indenture Act"), as in effect on the date of the respective Indentures. The Notes are subject to all such terms, and holders of the Notes are referred to the Indentures and the Trust Indenture Act for a statement thereof. The following summary of certain provisions of the Indentures does not purport to be complete and is qualified in its entirety by reference to the respective Indentures, including the definitions therein of certain terms used below. Capitalized terms used herein and not otherwise defined shall have the meanings as defined in each of the Indentures.

         Terms of the 12 1/4% Notes. The 12-1/4% Notes are general, unsecured obligations of GSTOC, limited to $125 million aggregate principal amount. Payment of the 12-1/4% Notes are fully and unconditionally guaranteed by a guarantee of GST (the "12-1/4% Note Guarantee"). The 12-1/4% Notes bear interest at a rate equal to 12-1/4% per annum from October 5, 1995 or from the most recent Interest Payment Date to which interest has been paid or provided for, payable semi-annually on April 1 and October 1 of each year, commencing April 1, 1996, to the Person in whose name the 12-1/4% Note (or any predecessor 12-1/4%
Note) is registered at the close of business on the preceding March 15 or September 15, as the case may be. The 12-1/4% Notes will bear interest on overdue principal and premium, if any, and, to the extent permitted by law, overdue interest at a rate equal to 14-1/4% per annum. Interest on the 12-1/4% Notes will be computed on the basis of a 360-day year of twelve 30-day months. The 12-1/4% Notes will mature on October 1, 2005 and were issued in denominations of one thousand dollars and integral multiples thereof. The 12-1/4% Notes will rank pari passu with all existing and future unsecured and unsubordinated indebtedness of GSTOC, including the 12% Notes.

         Optional Redemption. Except as set forth in the next paragraph, the 12-1/4% Notes are not redeemable prior to October 1, 2000. On or after such date, the 12-1/4% Notes will be subject to redemption, at the option of GSTOC, in whole or in part, at any time prior to maturity, upon not less than 30 nor more than 60 days' notice mailed to each Holder of 12-1/4% Notes to be redeemed, in amounts of one thousand dollars or an integral multiple thereof, at the following Redemption Prices (expressed as percentages of the principal amount) plus accrued interest to but excluding the Redemption Date (subject to the right of Holders of record on the relevant regular Record Date to receive interest due on an Interest Payment Date that is on or prior to the Redemption Date), if redeemed during the twelve-month period beginning October 1 of the years indicated:

         Year                                                     Redemption Price
         ----                                                     ----------------

         2000...................................................      106.125%
         2001...................................................      104.083
         2002...................................................      102.042
         2003 and thereafter ...................................      100.000

         At any time prior to October 1, 1998, GSTOC may redeem up to $40 million aggregate principal amount of the 12-1/4% Notes with the net proceeds of one or more Public Offerings of common stock of GSI, GST or GSTOC upon not less than 30 nor more than 60 days' notice mailed within 30 days of the consummation of such Public Offering to each Holder of 12-1/4% Notes to be redeemed, in amounts of one thousand dollars or an integral multiple thereof, at a Redemption Price of 110% of the principal amount thereof plus accrued interest thereon to but excluding the Redemption Date (subject to the right of Holders of record on the relevant regular Record Date to receive amounts due on an Interest Payment Date that is on or prior to the Redemption Date).

         Terms of the 12% Notes. The 12% Notes are general, unsecured (as to GSTOC) obligations of GSTOC, limited to $125 million aggregate principal amount. Payment of the 12% Notes are fully and unconditionally guaranteed by a guarantee of GST (the "12% Note Guarantee" and collectively with the 12-1/4% Note Guarantee, the "Note Guarantees"). The 12% Notes bear interest at a rate equal to 12% per annum from August 30, 1994 or from the most recent Interest Payment Date to which interest has been paid or provided for, payable semi-annually on March 1 and September 1 of each year, commencing March 1, 1995, to the Person in whose name the 12% Note (or any predecessor 12% Note) is registered at the close of business on the preceding February 15 or August 15, as the case may be. The 12% Notes will bear interest on overdue principal and premium, if any, and, to the extent permitted by law, overdue interest at a rate equal to 14% per annum. Interest on the 12% Notes will be computed on the basis of a 360-day year of twelve 30-day months. The 12% Notes will mature on September 1, 2004 and were issued in denominations of one thousand dollars and integral multiples thereof. The 12% Notes will rank pari passu with all existing and future unsecured and unsubordinated indebtedness of GSTOC, including the 12-1/4% Notes.

         Optional Redemption. Except as set forth in the next paragraph, the 12% Notes are not redeemable prior to September 1, 1999. On or after such date, the 12% Notes will be subject to redemption, at the option of GSTOC, in whole or in part, at any time prior to maturity, upon not less than 30 nor more than 60 days' notice mailed to each holder of 12% Notes to be redeemed, in amounts of one thousand dollars or an integral multiple thereof, at the following Redemption Prices (expressed as percentages of principal amount) plus accrued interest to but excluding the Redemption Date (subject to the right of Holders of record on the relevant regular Record Date to receive interest due on an Interest Payment Date that is on or prior to the Redemption Date), if redeemed during the twelve-month period beginning September 1 of the years indicated:

         Year                                                Redemption Price
         ----                                                ----------------
         1999......................................................106%
         2000......................................................104
         2001......................................................102
         2002 and thereafter ......................................100

         At any time prior to September 1, 1997, GSTOC may redeem up to $40 million aggregate principal amount of the 12% Notes with the net proceeds of one or more Public Offerings of common stock of GSTOC or GST upon not less than 30 nor more than 60 days' notice mailed within 30 days of the consummation of such Public Offering to each Holder of 12% Notes to be redeemed, in amounts of one thousand dollars or an integral multiple thereof, at a Redemption Price of 111% of the principal amount thereof plus accrued interest thereon to but excluding the Redemption Date (subject to the right of Holders of record on the relevant Regular Record Date to receive amounts due on an Interest Payment Date that is on or prior to the Redemption Date).

         Certain Covenants. The 12-1/4% Note Indenture and the 12% Note Indenture contain certain covenants that restrict: the incurrence of additional indebtedness; investments; the issuance of preferred stock; the repurchase of stock and the making of certain other Restricted Payments (as defined in such indentures); certain transactions with affiliates and related persons; dispositions of assets; the incurrence of liens; the issuance or disposition of certain capital stock; the incurrence of restrictions concerning distributions by and transfers to Restricted Subsidiaries; certain sale and leaseback transactions; and certain mergers, consolidations and sales of assets. Additionally, such indentures provide that in the event of a Change of Control and subject to certain conditions, each holder of the Notes will have the right to require GSTOC to repurchase such holder's Notes at a purchase price equal to 101% of the principal amount thereof plus accrued interest to the redemption date.

         Events of Default. Each of the 12-1/4% Note Indenture and 12% Note Indenture provides that an Event of Default is: default in payment when due of principal (or premium, if any); default for 30 days in payment of interest on any of the 12-1/4% Notes or 12% Notes, as the case may be; default in the payment of principal and interest on Notes required to be purchased pursuant to an Offer to Purchase when due and payable; failure to comply with certain covenants of the applicable indenture; failure by GSTOC or GST for 60 days after notice to perform any of its other agreements in the applicable indenture or the Notes; default under the terms of certain instruments evidencing or securing certain debt by GST or any Restricted Subsidiary having an outstanding principal amount of $10 million individually or in the aggregate which default results in the acceleration of the payment of such indebtedness or constitutes the failure to pay such indebtedness when due; the rendering of a final judgment against GST or any Restricted Subsidiary in an amount in excess of $10 million which remains undischarged or unstayed for a period of 60 days; certain events of bankruptcy, insolvency or reorganization; and the cessation of effectiveness of the Note Guarantees or a finding that such guarantees are unenforceable or invalid.

         Note Guarantees

         The 12-1/4% Note Guarantee and the 12% Note Guarantee by GST constitute the unconditional guarantee to each Holder of a 12-1/4% Note and 12% Note, respectively, of the payment of the principal of (and premium, if any) and interest on such Note when and as due and payable, whether at the stated maturity, by acceleration, call for redemption, purchase or otherwise. In case of the failure of GSTOC to make any such payment, GST will cause such payment to be made. There can be no assurance that GST will be able to make such payment.

         The 12-1/4% Note Guarantee ranks pari passu with all existing and future unsecured and unsubordinated indebtedness of GST, including the 12% Note Guarantee. GST is entitled to incur additional secured and unsecured indebtedness in the future provided certain financial and other conditions are met.

         The 12-1/4% Note Guarantee will be effectively subordinated to (a) all existing and future secured indebtedness of GSTOC and GST as to the assets securing such indebtedness and (b) all existing and future indebtedness of GST's subsidiaries other than GSTOC and of GSTOC's subsidiaries (including GII) as to the assets and cash flow of those subsidiaries. Unlike the 12-1/4% Note Guarantee, the 12% Note Guarantee is secured by a pledge of all of the capital stock of GSTOC and MEI and 65% of the capital stock of IMSA. As of December 31, 1996, the Company had approximately $135 million of such indebtedness and would have been entitled to incur additional secured and unsecured indebtedness in the future provided certain financial and other conditions are met.

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         The exhibits and other documents filed as a part of this Annual Report on Form 10-K, including those exhibits which are incorporated by reference herein, are:

(a)(1)   Financial Statements

The following financial statements are filed as part of this report:

                                                                                                          Page
                                                                                                          ----
Report of Independent Accountants .........................................................................F-2

Consolidated Balance Sheets of the Company as of December 31, 1995 and 1996 ...............................F-3

Consolidated Income Statements for the Years Ended
December 31, 1994, 1995 and 1996...........................................................................F-4

Consolidated Statements of Cash Flows for the Years Ended
December 31 1994, 1995 and 1996............................................................................F-5

Consolidated Statement of Changes in Stockholder's Equity (Deficit) of the Company for
the Years Ended December 31, 1994, 1995 and 1996...........................................................F-6

Notes to Consolidated Financial Statements.................................................................F-7


(a)(2)   Financial Statement Schedules

The following consolidated financial statement schedules of the Company are included in this Annual Report on Form 10-K:
                                                                                                          Page
                                                                                                          ----
Report of Independent Accountants..........................................................................S-1

Schedule I Condensed Financial Information of the Parent Company...........................................S-2

Schedule II Valuation and Qualifying Accounts and Reserves.................................................S-6

(a)(3)   Exhibits

         Exhibits required in connection with this Annual Report on Form 10-K are listed below. Certain of such exhibits, which have heretofore been filed with the Commission and which are designated by reference to their exhibit numbers in prior filings, are incorporated herein as exhibits by such reference and made a part hereof.

     Exhibit No.  Description
     -----------  -----------
         3.1 Amended and Restated Certificate of Incorporation of GST, as amended (1)

         3.2      By-laws of GST (1)

         3.3      Amendment to By-laws of GST dated April 1, 1996

         3.4      Certificate of Incorporation of GSTOC (1)

         3.5      By-laws of GSTOC (4)

         3.6      Amendment to By-laws of GSTOC dated April 1, 1996

         4.1 Indenture between GSTOC, GST and Shawmut Bank Connecticut, National Association, as Trustee, relating to the 12% Notes (including the form of 12% Note) (4)

         4.2 Form of Pledge Agreement between GSTOC, GST and Shawmut Bank Connecticut, National Association, as Collateral Trustee, relating to the 12% Notes (1)

         4.3 First Supplemental Indenture dated October 5, 1995 among GSTOC, GST and Shawmut Bank Connecticut, National Association, as Trustee, relating to the 12% Notes (3)

         4.4 Second Supplemental Indenture dated August 15, 1996 among GSTOC, GST and Fleet National Bank (formerly Shawmut Bank Connecticut, National Association), as Trustee, relating to the 12% Notes

         4.5 Indenture between GSTOC, GST and Shawmut Bank Connecticut, National Association, as Trustee, relating to the 12 1/4% Notes (including the form of 12 1/4% Note) (3)

         4.6 Loan Agreement dated October 5, 1995 among GSTOC, GECC and the Lenders named therein (3)

         4.7 Amendment No. 1, dated July 8, 1996, to Loan Agreement dated October 5, 1995 among GSTOC, GECC and the Lenders named therein

         4.8 Amendment No. 2, dated December 20, 1996, to Loan Agreement dated October 5, 1995 among GSTOC, GECC and the Lenders named therein

         4.9 Loan Agreement dated as of October 5, 1995 among Tree Island Industries, Ltd., the Lenders named therein and GECC (3)

         10.1 Stock Purchase Agreement dated as of September 30, 1993 and amended and restated as of November 11, 1993 by and among Armco, GSTOC, GST and Inversiones En Molienda, S.A. (1)

         10.2 Agreement dated as of November 12, 1993 by and between GST and Armco (1)

         10.3 Agreement and Plan of Merger dated as of November 11, 1993 by and between GSTOC and GS Merger Corp. (1)

         10.4 Stock Purchase Agreement dated as of November 12, 1993 by and among GST and the Persons set forth on the Schedule attached thereto (1)

         10.5 Second Amended and Restated Stockholders Agreement dated as of October 5, 1995 by and among GSI, GECC, Leggett & Platt and each of the Persons listed on Schedule I attached thereto (4)

         10.6 Second Amended and Restated Registration Agreement dated as of October 5, 1995 by and among GSI, Leggett & Platt, GECC and the Persons listed on Schedule A and Schedule B attached thereto (4)

         10.7 GS Technologies Non-Qualified Deferred Compensation Plan dated November 11, 1993 (1)

         10.8 Merger Agreement dated as of August 21, 1995 among GII, GSI, GST, GSTOC and GI Merger Corp. (2)

         10.9     GS Technologies Pension Plan (1)

         10.10    GS Technologies Retirement and Savings Plan (1)

         10.11 Rod Supply Agreement dated November 12, 1993, as amended on August 2, 1994, between GST and Leggett & Platt (confidential treatment has been requested for certain portions of this agreement) (1)

         10.12 Purchase Agreement relating to Instapanel Sale dated July 28, 1994 between MolyCop Chile S.A., GST, Grupo Imsa S.A. de C.V. and Industria Procesadora de Acerco S.A. (1)

         10.13    Form of Stock Option Agreement (1)

         10.14    Form of GS Technologies Excess Retirement Plan (1)

         10.15    Form of GS Technologies Supplemental Retirement Plan (1)

         10.16    Partnership Agreement relating to MolyCop Canada (1)

         10.17 Purchase Agreement dated as of May 31, 1994 by and among MEI, GST, Stelco Erie Corporation and Stelco (1)

         10.18 Form of Amended and Restated Management Agreement dated as of August 17, 1995 among GSI, GST and Messrs. Leon and Concha (4)

         10.19 Stock Purchase Agreement dated as of August 21, 1995 among GSI, GST, GSTOC and the Government of Kuwait (2)

         10.20 First Amendment dated as of October 5, 1995 to Stock Purchase Agreement dated as of August 21, 1995 among GSI, GST, GSTOC and the Government of Kuwait (3)

         10.21 Stock Redemption Agreement dated as of October 5, 1995 between GII, the Government of Kuwait, Waccamaw Corporation and Western Lumber Company, Inc. (4)

         10.22 Transfer Restriction Agreement dated as of October 5, 1995 by and among GSI and stockholders thereof (4)

         10.23 Investor Stock Purchase Agreement dated as of October 5, 1995 among GSI, GSTOC, Bain Funds, GECC, Leggett & Platt, Randolph Street Partners and James Haas (4)

         10.24 Executive Stock Purchase Agreement dated as of October 5, 1995 among GSI, GST and the Persons named on the schedule attached thereto (4)

         10.25 Executive Stock Purchase Agreement dated as of October 5, 1995 among GSI, GST and Messrs. Wieland, Leon, Burnsworth and Shelley (4)

         10.26 Amended and Restated Employment Agreement dated October 5, 1995 between GSI and Roger R. Regelbrugge (4)

         10.27 Stock Option Agreement dated October 5, 1995 between GSI and Roger R. Regelbrugge (4)

         10.28 Agreement dated January 19, 1994 between GII and Roger R. Regelbrugge (4)

         10.29 Amended and Restated Pension Plan and Trust of GII dated as of May 1, 1993, as amended through October 5, 1995 (4)

         10.30 Management Services Agreement dated as of October 5, 1995 among GSI, GST, GSTOC and certain subsidiaries named therein
                  (3)

         10.31 Amended and Restated Management Services Agreement dated as of August 14, 1996 among GSI, GST and GSTOC and certain subsidiaries named therein

         10.32 Tax Sharing Agreement dated as of October 5, 1995 among GSI, GST, GSTOC and certain subsidiaries named therein (3)

         21.1     List of Subsidiaries of GST and GSTOC

         27.1     Financial Data Schedule

--------------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-80618).

(2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-95278).

(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995 (File No. 33-80618).

(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 33-80618).

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                             Page
                                                                                             ----
Report of Independent Accountants.............................................................F-2

     Consolidated Balance Sheets of the Company as of December 31, 1995
     and 1996.................................................................................F-3

     Consolidated Income Statements for the Years Ended December 31, 1994,
     1995 and 1996............................................................................F-4

     Consolidated Statements of Cash Flows for the Years Ended December 31,
     1994, 1995 and 1996......................................................................F-5

     Consolidated Statement of Changes in Stockholder's Equity (Deficit) of the
     Company for the Years Ended December 31, 1994, 1995 and 1996.............................F-6

Notes to Consolidated Financial Statements....................................................F-7




                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                                             Page
                                                                                             ----
Report of Independent Accountants.............................................................S-1

Schedule I Condensed Financial Information of the Parent Company..............................S-2

Schedule II Valuation and Qualifying Accounts and Reserves....................................S-6


         GS TECHNOLOGIES CORPORATION
         CONSOLIDATED FINANCIAL STATEMENTS AND
         REPORT OF INDEPENDENT ACCOUNTANTS
         DECEMBER 31, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Board of Directors and
  Stockholder of GS Technologies Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in stockholder's equity (deficit) and of cash flows present fairly, in all material respects, the financial position of GS Technologies Corporation and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 3 to the financial statements, GS Technologies Corporation changed its method of accounting for spare parts and supplies inventories during 1996.

Price Waterhouse LLP
Charlotte, North Carolina
February 20, 1997

                           GS TECHNOLOGIES CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)

                                                                             December 31,    December 31,
                                                                                1995             1996
                                                                             ------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                  $  11,451       $   7,957
   Receivables less allowance of $2,769 and $2,217                              114,828         119,880
   Receivable from related party (Note 13)                                        7,283           6,991
                                                                              ---------       ---------
     Total receivables                                                          122,111         126,871
                                                                              ---------       ---------
   Inventories (Note 3)                                                         159,154         157,731
   Prepaid expenses and other current assets                                      9,969           6,978
   Recoverable income taxes                                                       8,684           6,739
   Deferred tax benefit                                                                           2,092
                                                                              ---------       ---------
     Total current assets                                                       311,369         308,368

Investments in joint ventures (Note 5)                                           13,366          31,097
Properties, net (Note 6)                                                        296,126         309,564
Acquisition premium (Note 2)                                                     93,848          64,536
Other assets                                                                     23,355          22,123
Deferred tax benefit (Note 11)                                                    1,830
                                                                              ---------       ---------
     Total assets                                                             $ 739,894       $ 735,688
                                                                              =========       =========


LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Notes payable (Note 9)                                                     $   5,176       $  15,717
   Current portion of long-term debt (Note 9)                                     2,933             862
   Payables and accrued liabilities (Notes 7 and 8)                             163,393         162,572
   Other current liabilities                                                      4,114           6,696
                                                                              ---------       ---------
     Total current liabilities                                                  175,616         185,847

Long-term debt (Note 9)                                                         369,994         368,554
Post retirement benefit obligations other than pensions (Note 10)                24,268          25,793
Deferred income taxes payable (Note 11)                                          32,260          18,176
Other long-term liabilities                                                      31,147          24,557
Commitments and contingencies (Note 14)
                                                                              ---------       ---------
     Total liabilities                                                          633,285         622,927
                                                                              ---------       ---------

Stockholder's equity (Notes 1 and 12):
   Common Stock, $.01 par value, 1,000 shares authorized, and 100 shares
      issued and outstanding at December 31, 1995 and 1996                            1               1
   Additional paid in capital                                                   132,166         132,166
   Retained earnings (accumulated deficit)                                      (24,164)        (17,729)
   Cumulative translation adjustment                                             (1,394)         (1,677)
                                                                              ---------       ---------
     Total stockholder's equity                                                 106,609         112,761
                                                                              ---------       ---------
     Total liabilities and stockholder's equity                               $ 739,894       $ 735,688
                                                                              =========       =========




           See accompanying notes to consolidated financial statements

                           GS TECHNOLOGIES CORPORATION

                         CONSOLIDATED INCOME STATEMENTS
                             (Dollars in thousands)

                                                                     Year Ended
                                                    --------------------------------------------
                                                    December 31,    December 31,    December 31,
                                                        1994            1995            1996
                                                    ------------    ------------    ------------
Net sales                                            $ 368,520       $ 489,259       $ 844,209
Net sales - related party (Note 13)                     86,738          74,246          96,052
                                                     ---------       ---------       ---------
                                                       455,258         563,505         940,261
                                                     ---------       ---------       ---------
Operating costs and expenses:
   Cost of products sold                               389,287         478,602         809,602
   Selling, general and administrative expenses         30,613          36,728          54,624
   Depreciation and amortization                         3,612          11,574          31,848
   Non-recurring costs of combining
     operations (Note 8)                                                 4,866
                                                     ---------       ---------       ---------
                                                       423,512         531,770         896,074
                                                     ---------       ---------       ---------

Operating profit                                        31,746          31,735          44,187
                                                     ---------       ---------       ---------

Other income (expenses):
   Interest income                                       1,581             286             868
   Interest expense                                    (10,509)        (24,006)        (45,761)
   Equity in income of joint ventures (Note 5)           3,434           4,075           5,500
   Fees from joint ventures (Note 5)                     1,410           1,357           2,399
   Minority interest                                      (110)           (147)           (315)
   Other, net                                              310            (453)            (86)
                                                     ---------       ---------       ---------
                                                        (3,884)        (18,888)        (37,395)
                                                     ---------       ---------       ---------
Income before income tax                                27,862          12,847           6,792

Income tax provision (Notes 2 and 11)                   12,372           6,718           3,913
                                                     ---------       ---------       ---------

Income before extraordinary loss and
   cumulative effect of accounting change               15,490           6,129           2,879

Extraordinary loss, less applicable taxes
   of $1,292 (Note 1)                                   (2,020)
                                                     ---------       ---------       ---------
Income before cumulative effect of accounting
   change                                               13,470           6,129           2,879

Cumulative effect of change in accounting for
   spare parts and supplies inventories, net
   of taxes of $2,444 (Note 3)                                                           3,556
                                                     ---------       ---------       ---------

Net income                                           $  13,470       $   6,129       $   6,435
                                                     =========       =========       =========



           See accompanying notes to consolidated financial statements

                           GS TECHNOLOGIES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                          Year Ended
                                                          --------------------------------------------
                                                          December 31,    December 31,    December 31,
                                                             1994             1995           1996
                                                          ------------    ------------    ------------
OPERATING ACTIVITIES:
   Net income                                              $  13,470       $   6,129       $   6,435
   Adjustments to reconcile net income to net cash
       provided by operating activities:
     Cumulative effect of accounting change                                                   (3,556)
     Extraordinary loss                                        2,020
     Depreciation and amortization                             3,612          11,574          31,848
     Loss on disposal of fixed assets                                          3,106             187
     Deferred income taxes                                      (376)         12,872           2,124
     Equity in income of joint ventures                       (3,434)         (4,075)         (5,500)
     Dividends from joint ventures                               708           1,956           4,519
     Post retirement benefit obligations accrued in
       excess of cash paid                                     1,947           1,813           1,524
      Changes in operating assets and liabilities:
         Receivables                                          (5,149)         (2,498)         (4,480)
         Inventories                                           5,732          (5,724)          7,423
         Payables and accrued liabilities                      3,334          (1,640)           (821)
         Other current liabilities                              (696)         (2,022)          2,582
         Income taxes                                         (2,177)         (7,240)         (1,569)
         Other                                                 2,793          (5,172)            196
                                                           ---------       ---------       ---------
            Net cash provided by operating activities         21,784           9,079          40,912
                                                           ---------       ---------       ---------

INVESTING ACTIVITIES:
   Purchase of GII, net of cash acquired                                    (145,508)
   Purchase of MEI, net of cash acquired                      (8,300)
   Purchase of properties                                    (34,481)        (47,873)        (43,314)
   Investment in joint ventures                                                              (11,484)
   Cash received from Armco, net                               3,640           1,308
   Proceeds from disposals of properties                                       5,000           3,925
   Proceeds from net assets held for sale                     24,817
   Restricted funds for capital expenditures                   2,008
                                                           ---------       ---------       ---------
            Net cash used in investing activities            (12,316)       (187,073)        (50,873)
                                                           ---------       ---------       ---------
FINANCING ACTIVITIES:
   Borrowings under long-term debt arrangements              141,367         268,280         223,684
   Repayments of long-term debt                              (68,107)        (97,983)       (227,195)
   Proceeds from (payments on) notes payable, net             (5,008)        (13,994)         10,541
   Issuance of stock                                              22
   Distributions to stockholders                             (55,790)         (5,543)
   Distributions to warrantholder                             (3,777)
   Debt issuance costs                                        (6,850)        (10,599)
   Contribution from GSI                                                      30,000
                                                           ---------       ---------       ---------
            Net cash provided by financing activities          1,857         170,161           7,030
                                                           ---------       ---------       ---------

Effect of exchange rate changes on cash                           25             (33)           (563)
                                                           ---------       ---------       ---------
Net increase (decrease) in cash and cash equivalents          11,350          (7,866)         (3,494)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                         7,967          19,317          11,451
                                                           ---------       ---------       ---------
   End of period                                           $  19,317       $  11,451       $   7,957
                                                           =========       =========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Non-cash equity contributions from GSI                                  $ 102,000
   Non-cash portion of GII purchase price                                  $ 102,000
   Cash paid during the period for interest                $   6,907       $  19,188       $  45,230
   Cash paid during the period for taxes                   $  12,625       $   9,591       $   1,082




           See accompanying notes to consolidated financial statements

                           GS TECHNOLOGIES CORPORATION

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
                             (Dollars in thousands)


                                                                                Retained                 Deferred
                                 Class P                           Additional   Earnings   Cumulative  Compensation     Total
                              Common Stock         Common Stock      Paid in  (Accumulated Translation  Shares Held   Stockholder's
                            Shares    Amount    Shares     Amount    Capital     Deficit)   Adjustment   in Trust   Equity (Deficit)
                          ---------  -------  ----------   ------  ----------  ----------   ----------  ----------- ----------------
Balance at
  December 31, 1993       1,333,334  $10,800  15,000,000    $ 150   $  1,350     $  2,515    $  (159)     $(700)      $ 13,956
                          ---------  -------  ----------    -----   --------     --------    -------      -----       --------
Issuance of Class P
  common stock                2,500       20                                                                                20

Issuance of common
  stock                                           22,500                   2                                                 2

Shares held in trust                                                                                        (60)           (60)

Issuance of Class P
  common stock shares
  upon dissolution of
  trust                                  200                                                                760            960

Dividends & conversion -
  Class A common stock                           333,333        3                    (151)                                (148)

Dividends & conversion -
  Class P common stock   (1,335,834) (11,020)  1,335,834       14                    (896)                             (11,902)

Dividends - common
  stock                                                               (1,352)     (45,231)                             (46,583)

Net income (Note 3)                                                                13,470                               13,470

Cumulative translation
  adjustment                                                                                     398                       398
                          ---------  -------  ----------    -----   --------     --------    -------      -----       --------

Balance at
  December 31, 1994                           16,691,667      167                 (30,293)       239                   (29,887)
                          ---------  -------  ----------    -----   --------     --------    -------      -----       --------
Reduction of
  outstanding
  shares (Note 1)                            (16,691,567)    (166)       166

Contribution by GSI
  (Note 1)                                                           132,000                                           132,000

Net income                                                                          6,129                                6,129

Cumulative translation
  adjustment                                                                                  (1,633)                   (1,633)
                          ---------  -------  ----------    -----   --------     --------    -------      -----       --------

Balance at
  December 31, 1995                                  100        1    132,166      (24,164)    (1,394)                  106,609
                          ---------  -------  ----------    -----   --------     --------    -------      -----       --------

Net Income                                                                          6,435                                6,435

Cumulative translation
  adjustment                                                                                    (283)                     (283)
                          ---------  -------  ----------    -----   --------     --------    -------      -----       --------

Balance at
  December 31, 1996                                  100    $   1   $132,166     $(17,729)   $(1,677)                 $112,761
                          =========  =======  ==========    =====   ========     ========    =======      =====       ========





           See accompanying notes to consolidated financial statements

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

1.   ORGANIZATION AND BUSINESS

BUSINESS

GS Technologies Corporation (the "Company" or "GST") and its subsidiaries are engaged in the manufacturing of high carbon and special grade wire rod, steel billets, wire and wire products, grinding media and non-manganese mill liners. Wire rod products are sold to producers that serve certain wire rod markets, such as upholstery and bed springs, wire rope, precast concrete strand and tire cord and tire bead. Domestically, the Company sells wire rod to customers primarily in the midwestern and eastern states and grinding media and mill liners to copper and gold mining customers in the southwest and iron ore mining customers in the Great Lakes area, while foreign sales are primarily to mining customers in Latin America, Europe, Canada and Asia. The Company's wire and wire products are sold to distributors and various industries in the United States and Canada.

The Company was incorporated in 1993 to affect the acquisition of certain operations and accounts of certain operating units and wholly-owned subsidiaries of Armco, Inc. ("Armco") and investments in certain joint ventures.

RECAPITALIZATION AND SIGNIFICANT DEVELOPMENTS

In August 1994, GS Technologies Operating Company, Inc. ("GSTOC"), a wholly-owned subsidiary of the Company, issued $125,000 of Senior Notes (the "12% Notes") which was part of a recapitalization of the Company (the "Recapitalization"). As part of the Recapitalization, the proceeds of the offering were used to repay outstanding debt of $54,862, to pay a distribution of $65,000 (the "Distribution") of which $61,223 was to the Company's stockholders and $3,777 was in lieu of dividends to Armco pursuant to the terms of a warrant agreement (which expired in November 1995), and to partially fund debt issuance costs of $6,850. The repayment of debt resulted in a non-cash write-off of debt issuance costs of $2,020, net of taxes, which has been reflected as an extraordinary loss in the accompanying income statement. The Company paid $45,000 of the Distribution in August 1994 and in October 1994 the Board of Directors declared a dividend of $20,000 of which $14,457 was paid in November 1994 and $5,543 was paid in January 1995. The $125,000 of debt securities issued in the Recapitalization are Senior Notes due September 1, 2004 and are fully and unconditionally guaranteed by the Company. Interest is payable semi-annually at an annual rate of 12%.

On May 31, 1994, the Company acquired the remaining fifty percent partnership interest of ME International ("MEI") for $10,700. MEI is now a wholly-owned subsidiary of GST. The acquisition was financed with $7,800 of borrowings from existing credit lines, $500 of cash and $2,400 of seller financing. The seller financing note, along with accrued interest, was repaid in full in March 1996.

THE GEORGETOWN ACQUISITION

On August 17, 1995, the Company was party to a merger transaction whereby it was merged with a subsidiary of a new parent company, GS Industries, Inc. ("GSI") resulting in all of the issued and outstanding common stock of the Company being converted into shares of common stock of GSI and the Company becoming a wholly owned subsidiary of GSI. On October 5, 1995, GSI and the Company, through its wholly owned subsidiary, GSTOC, acquired Georgetown Industries, Inc. ("GII") and GII and its subsidiaries are now wholly owned subsidiaries of GSTOC. The results of GII's operations have been consolidated with those of the Company since the date of acquisition.

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)


GSI's common stockholders and certain members of management purchased stock of GSI for $30,000 in cash. GSI purchased a portion of the GII common stock with approximately 4% of its common stock and a combination of payment-in-kind ("PIK") subordinated notes and preferred stock of GSI which together with the common stock had a fair market value of approximately $102,000. The PIK subordinated notes and preferred shares are unsecured obligations of GSI and are not guaranteed by any of GSI's subsidiaries. On April 6, 1996, the preferred stock was exchanged at the Company's option, into subordinated notes equal to the liquidation value of the stock. The $30,000 in cash and the common stock of GII acquired by GSI were contributed to the Company and were in turn contributed to GSTOC. GSTOC used the $30,000 in cash, proceeds from a $125,000 public senior note offering (see below) and proceeds from borrowings under its credit facilities, to pay the consideration in connection with the merger of a newly-formed subsidiary of GSTOC with and into GII, thereby acquiring the remaining GII common stock. The total consideration was $307,000 of which $205,000 was cash and $102,000 was the fair value of the securities described above.

The $125,000 Senior Notes (the "12 1/4% Notes") were issued by GSTOC on October 5, 1995 and are due on October 1, 2005. Interest is payable semi-annually at an annual rate of 12 1/4%. GSTOC replaced its existing credit facility with a new facility providing up to $145,000 in aggregate availability secured by the Company's current assets and entered into a new $50,000 term loan facility secured by property, plant and equipment. Proceeds from these facilities were used to complete the acquisition and to refinance GSTOC indebtedness.

The acquisition was recorded in accordance with the purchase method of accounting. Accordingly, the purchase price plus direct costs were allocated to the assets acquired and liabilities assumed based on preliminary estimates of fair values at the date of acquisition, October 5, 1995. During 1996, as a result of the recognition of previously unrecorded deferred tax assets, the resolution of certain contingent liabilities and an increase in the recorded value of fixed assets based on a formal appraisal, the allocation of the purchase price was finalized. As a result of finalizing the allocation of the purchase price, the value of identifiable assets acquired increased by approximately $26.9 million, with a resulting decrease to the acquisition premium.

The following represents the pro forma results of the Company and its subsidiaries as if the Georgetown acquisition and related transactions described above had occurred on January 1, 1995 after giving effect to certain pro forma adjustments, which include depreciation, amortization and interest expense:


                                                                  Pro forma
                                                              -----------------
                                                                  Year Ended
                                                              December 31, 1995
                                                              -----------------
                                                                 (unaudited)
         Net sales                                                 $941,509
         Income before extraordinary loss                            13,179
         Net income                                                  13,179

The pro forma results of operations presented above are not necessarily indicative of the results that actually would have been obtained if the Georgetown acquisition and related transactions had occurred on January 1, 1995 and is not intended to be a projection of future results or trends.

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following summarizes the significant policies applied in the preparation of the accompanying financial statements.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include all majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The equity method of accounting is used for all investments for which the Company's ownership is at least 20% but not more than 50%.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

Sales and related cost of products sold are recognized upon shipment of products to customers.

STATEMENT OF CASH FLOWS

For purposes of reporting cash flows, cash and cash equivalents include demand deposits and cash equivalents which are highly liquid instruments with maturities of three months or less at the time of purchase.

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows", cash flows from the Company's operations in foreign countries are calculated based on their reporting currencies. As a result, amounts related to assets and liabilities reported in the statement of cash flows will not necessarily agree to changes in the corresponding balances on the balance sheet. The effect of exchange rate changes on cash balances held in foreign currencies is reported below cash flows from financing activities.

INVENTORIES

Inventories are valued at the lower of FIFO (first-in, first-out) and/or average cost or market for all operating subsidiaries except the Italian operations for which inventories are valued on the LIFO (last-in, first-out) method.

PROPERTIES

Properties are recorded at cost. Properties acquired through business combinations are recorded at their respective fair values as prescribed by the purchase method of accounting. Maintenance and repairs are expensed in the year incurred. Expenditures which result in betterments or extensions of the useful lives of assets are capitalized and depreciated over the remaining lives (as adjusted) of such assets. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, as follows:

        Leasehold improvements                                       10
        Buildings and improvements                                  4-30
        Machinery and equipment                                     4-20

Assets under capital leases are amortized over the life of the lease. Leasehold improvements are capitalized and amortized over the lesser of their estimated useful lives or the life of the related lease.

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

ACQUISITION PREMIUM, OTHER ASSETS AND IDENTIFIABLE INTANGIBLE ASSETS

The acquisition premium represents the excess cost over fair value of net assets acquired, and is being amortized on a straight-line basis over forty years.

Other assets include debt issuance costs of $16,324 and $14,486 at December 31, 1995 and 1996, respectively, which are amortized over the lives of the corresponding debt agreements. Amortization of these costs aggregated $600, $943 and $1,838 for the years ended December 31, 1994, 1995 and 1996, respectively, and is included in interest expense.

Identifiable intangible assets resulting from certain acquisitions are being amortized on a straight-line basis over periods ranging from five to seventeen years. Identifiable intangible assets, net of related amortization, of $2,662 and $2,820 at December 31, 1995 and 1996, respectively, are classified as other assets in the accompanying balance sheets.

The Company continually monitors conditions that may affect the carrying value of its tangible and intangible assets. When conditions indicate potential impairment of an intangible asset, the Company will undertake necessary market studies and re-evaluate projected future cash flows associated with the intangible asset. To the extent projected future cash flows, not discounted for the time value of money, are less than the carrying value of the intangible asset, the impaired asset is written down to its net realizable value.

INCOME TAXES

Since the merger with GSI, the Company is included in the GSI consolidated U.S. federal income tax return and is party to a tax sharing agreement with GSI. The tax sharing agreement provides among other things that the accounting for U.S. federal income taxes for financial reporting purposes is calculated as though the Company were filing a separate U.S. federal income tax return. Payments by the Company to GSI are made at such times as would be made to the federal government had the Company been filing a separate U.S. federal tax return. State and foreign taxes are recorded and paid directly to those agencies.

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which is an asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences, utilizing current tax rates, of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are recognized, net of any valuation allowance, for the estimated future tax effects of deductible temporary differences and tax operating loss and credit carryforwards. Deferred tax expense reflects changes in the deferred tax asset and liability balances. Additionally, the Company provides deferred tax liabilities for the tax effect of repatriating unremitted earnings of foreign subsidiaries and joint ventures.

ENVIRONMENTAL EXPENDITURES

Environmental expenditures by the Company, to the extent not indemnified, are expensed or capitalized depending upon their future economic benefit. Expenditures which improve a property as compared with the condition of the property when originally constructed or acquired and which prevent future environmental contamination are capitalized. Expenditures which return a property to its condition at the time of acquisition are expensed. Liabilities are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated.

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's foreign subsidiaries are translated at the period-end exchange rate. Revenues and expenses are translated at an average rate of exchange in effect during the period. Translation adjustments are reported as a separate component of stockholder's equity.

EARNINGS PER SHARE

Earnings per share is not presented as the Company's common stock is not publicly traded.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. To minimize this risk, ongoing credit evaluations of customers' financial condition are performed although collateral is generally not required. In addition, the Company maintains allowances for potential credit losses.

RECLASSIFICATIONS

Certain amounts previously reported have been reclassified to conform to the current year presentation.

3.   INVENTORIES

Inventories consist of the following:

                                                         December 31,      December 31,
                                                             1995              1996
                                                         ------------      ------------
Inventories at FIFO and average cost:
     Finished and semi-finished                           $  73,065         $  77,853
     Raw materials                                           80,361            75,521
                                                          ---------         ---------
          Total                                             153,426           153,374
                                                          ---------         ---------

Inventories at LIFO:
     Finished and semi-finished                               6,413             4,658
     Adjustment to state inventories at LIFO value             (685)             (301)
                                                          ---------         ---------
          Total                                               5,728             4,357
                                                          ---------         ---------
                                                          $ 159,154         $ 157,731
                                                          =========         =========

The carrying value of inventories approximates replacement cost.

Effective January 1, 1996, the Company changed its method of accounting for spare parts and supplies from expensing them at time of purchase to inventorying them and charging them to expense in the period in which they are used. This method is consistent with prevailing industry practice and in management's opinion, results in a better matching of costs with related revenues. The effect of the change was to increase net income for the year ended December 31, 1996 by $3,556, net of applicable taxes. Proforma results for the year ended December 31, 1995 would not have been materially different from historical results had this new method been employed.

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

4.   SUMMARIZED FINANCIAL INFORMATION OF GSTOC

The 12% Notes and the 12 1/4% Notes were issued by GSTOC and are unconditionally guaranteed by the Company. Pursuant to Securities and Exchange Commission disclosure requirements, summarized financial information for GSTOC is provided below. The summarized balance sheet information for 1995 includes GII as of December 31, 1995 and the summarized income statement information for 1995 includes GII operations from the October 5, 1995 acquisition date. Summarized financial information follows:

                                                                    December 31,       December 31,
                                                                       1995               1996
                                                                    ------------       ------------
Current assets                                                       $ 255,850           $ 236,521
Noncurrent assets                                                      375,444             370,038
                                                                     ---------           ---------
     Total assets                                                    $ 631,294           $ 606,559
                                                                     =========           =========

Current liabilities                                                  $ 132,901           $ 127,859
Noncurrent liabilities                                                 452,012             403,324
                                                                     ---------           ---------
     Total liabilities                                                 584,913             531,183
                                                                     ---------           ---------

Common stock, additional paid-in capital and retained earnings          46,381              75,376
                                                                     ---------           ---------
     Total liabilities and equity                                    $ 631,294           $ 606,559
                                                                     =========           =========



                                                                      Year Ended
                                                    ------------------------------------------------
                                                    December 31,     December 31,       December 31,
                                                        1994             1995               1996
                                                    ------------     ------------       ------------
Net Sales                                            $ 335,823         $ 396,425         $ 762,703
Cost of products sold                                  297,360           350,643           674,783
Selling, general & administrative expenses              14,889            17,540            32,319
Depreciation and amortization                            1,592             8,028            28,224
Costs of combining operations                                              4,866
                                                     ---------         ---------         ---------
     Operating profit (loss)                            21,982            15,348            27,377
Interest expense                                        (7,331)          (21,843)          (42,510)
Fees from joint ventures                                 1,410             1,357             3,132
Interest income and other, net                             118               697              (102)
                                                     ---------         ---------         ---------
Income (loss) before income tax                         16,179            (4,441)          (12,103)
Income tax (expense) benefit                            (6,660)              331             6,158
                                                     ---------         ---------         ---------
Income (loss) before extraordinary item
  and cumulative effect of change in
  accounting                                             9,519            (4,110)           (5,945)
Extraordinary loss, net of taxes                        (2,020)
                                                     ---------         ---------         ---------
Income (loss) before cumulative effect of
  change in accounting                                   7,499            (4,110)           (5,945)
Cumulative effect of change in accounting
  for spare parts and supplies inventories                                                   3,556
                                                     ---------         ---------         ---------
Net income (loss)                                    $   7,499         $  (4,110)        $  (2,389)
                                                     =========         =========         =========


                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

5.   INVESTMENTS IN JOINT VENTURES

Investments in associated companies (joint ventures, partnerships, and companies in which there is a 20% or more interest, but not control) accounted for using the equity method are as follows:

                                                                         Investment Amount
                                                                  -------------------------------
                                                Percent           December 31,       December 31,
                                               Ownership              1995               1996
                                               ---------          ------------       ------------
         Donhad Pty. Ltd
              (Australia)                        40.0%               $5,704             $6,383
         Moly-Cop Canada
              (Canada)                           50.0%                4,966              4,577
         GST Philippines
              (Philippines)                      37.5%                1,052                106
         SIMEC-Moly-Cop
              (Mexico)                           50.0%                1,644              2,481
         Sidercorp, S.A.
              (Peru)                             33.3%                                  12,213
         American Iron Reduction LLC
              ("AIR") (U.S.)                     50.0%                                   5,001
         Lucchini Siderurgica, SpA
              (Italy)                            49.0%                                     336
                                                                    -------            -------
                                                                    $13,366            $31,097
                                                                    =======            =======

Aggregate summarized balance sheets and results of operations of associated companies accounted for using the equity method are as follows:

                                                  December 31, 1994
                                               and the year then ended
                                        ------------------------------------
                                        Foreign         MEI*          Total
                                        --------      -------       --------
         Net sales                      $110,920      $21,153       $132,073
         Operating profit                 10,638        1,312         11,950
         Net income                        5,433        1,043          6,476

---------
* Reflects operating results of MEI for the five months ended May 31, 1994.


                                                               December 31,
                                                                   1995
                                                               and the year
                                                                then ended
                                                               ------------
                                                                  Foreign
                                                               ------------
         Current assets                                           $51,569
         Properties                                                13,070
         Total assets                                              64,872
         Current liabilities                                       26,637
         Total liabilities                                         27,210

         Net sales                                               $123,688
         Operating profit                                          10,054
         Net income                                                 8,471

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

                                               December 31, 1996
                                            and the year then ended
                                     -------------------------------------
                                     Foreign           AIR          Total
                                     --------         ------      --------
         Current Assets              $138,514        $ 1,842      $140,356
         Properties                    88,016         48,079       136,095
         Total Assets                 249,860         62,652       312,512
         Current Liabilities           67,611                       67,611
         Total Liabilities            175,524         57,652       233,176

         Net Sales                    237,265                      237,265
         Operating Profit              32,069                       32,069
         Net Income                    14,284                       14,284


The Company's Peruvian subsidiary, Acerco, and two joint venture partners acquired on March 21, 1996, through Sidercorp S.A. ("Sidercorp"), approximately ninety-six percent of the outstanding common stock of Empresa Siderurgica del Peru S.A., ("Siderperu"). Each of the joint venture partners made an initial investment of $11,147 and owns one-third of the outstanding capital stock of Sidercorp. Under the terms of the acquisition, Acerco will manage the operations of Siderperu. Also, in connection with the acquisition, Siderperu entered in a Technical Assistance Agreement with each of Acerco and GST and entered into a Steel Bar Supply Agreement with Acerco and the Company's Chilean subsidiary, MolyCop Chile S.A.

On June 12, 1996, the Company entered into an agreement to form a new Italian joint venture to be called GSI Lucchini SpA. The joint venture, to be 49% owned by the Company, will manufacture and sell grinding media. Manufacturing assets and spare parts inventory from the Company's Cividale forged ball plant are to be used in production in the joint venture's new facility. Operations at the Cividale facility ceased at the end of October, 1996.

On August 30, 1996, the Company, through GSTOC, entered into a joint venture with Birmingham Steel called American Iron Reduction LLC, to build and operate a Direct Reduced Iron (DRI) facility. DRI is a substitute for scrap. The Company made an initial non-cash equity contribution of $5,000 and is committed to make additional equity investments of up to $22,500, primarily during 1997. Construction is expected to be completed by the end of 1997. The financing was obtained on a non-recourse basis to GSTOC and the Company.

The Company's recorded investment in equity companies is approximately $1,396 less than its share of the underlying equity of the associated companies at December 31, 1996. The difference results from the 1993 acquisition and is being amortized over approximately 10 years, which is the estimated weighted average lives of the related assets.

All of the joint ventures are invoiced technical service fees pursuant to technology and management support agreements. These amounts are included in the accompanying income statements as a separate component of other income.

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

6.   PROPERTIES

     Properties consist of the following:

                                                  December 31,     December 31,
                                                     1995             1996
                                                  ------------     ------------
         Land and leaseholds                        $ 18,026        $ 22,317
         Buildings and improvements                   35,499          59,313
         Machinery and equipment                     241,999         267,629
         Construction in progress                     16,424           4,659
                                                     -------        --------
                                                     311,948         353,918
         Less accumulated depreciation               (15,822)        (44,354)
                                                    --------        --------
                                                    $296,126        $309,564
                                                    ========        ========

To participate in certain local government sponsored programs, the Kansas City operations structured an arrangement with the city government of Kansas City, Missouri whereby GSTOC purchased certain industrial revenue bonds and leases the project equipment through November 1, 1999. At any time during the term of the lease, the Kansas City operations, pursuant to a purchase option, can fully extinguish the lease obligation with the bonds and reacquire legal title to the project equipment.

The Company capitalized $2,132 and $912 in interest during 1995 and 1996, respectively.

7.    PAYABLES AND ACCRUED LIABILITIES

Payables and accrued liabilities consist of the following:

                                            December 31,        December 31,
                                               1995                1996
                                            ------------        ------------
         Trade payables                       $108,505            $104,060
         Salaries and wages                     12,035              15,934
         Accrued interest payable               10,136               9,741
         Other                                  32,717              32,837
                                              --------            --------
                                              $163,393            $162,572
                                              ========            ========

8.    NON-RECURRING COSTS OF COMBINING OPERATIONS

The Company recorded a pre-tax charge of $4,866 in the fourth quarter of 1995 for the costs of combining the operations of GST and GII. This charge included costs for the relocation of the corporate headquarters to Charlotte, North Carolina, severance costs, relocation costs for transferring employees and the estimated costs associated with closing a subsidiary. The balance of the reserve of $1,523 is included in payables and accrued liabilities on the accompanying 1996 balance sheet.

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)


9.   SHORT-TERM AND LONG-TERM DEBT

Short-term debt consists of the following:


                                December 31,                  December 31,
                                    1995                          1996                         1996
          International          Outstanding        Outstanding        Availability        Average Rate
          -------------          -----------        -----------        ------------        ------------
          Chile                     $1,580                                $17,550                8.6%

          Peru                                         $10,946             15,000                9.9%

          Europe                     3,596               4,771              9,799               11.6%
                                    ------             -------            -------

          Total                     $5,176             $15,717            $42,349
                                    ======             =======            =======

International borrowing arrangements are outstanding under several uncollateralized credit lines in Chile and Peru, and collateralized and uncollateralized short-term credit lines in Europe. The borrowings are utilized for general corporate purposes and working capital requirements. In accordance with the senior note indenture limitations, these credit lines are limited to 85% of accounts receivable and 65% of inventory. These lines may be unsecured or secured by accounts receivable, inventory and other current assets.

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

Long-term debt consists of the following:

                                                                                  December 31,      December 31,
                                                                                      1995              1996
                                                                                  ------------      ------------
         12% Senior notes due September 1, 2004, unsecured and guaranteed
              by the Company, interest payable semi-annually                         $125,000           $125,000

         12 1/4% Senior notes due October 1, 2005, unsecured and guaranteed
              by the Company, interest payable semi-annually                          125,000            125,000

         $50,000 Long-term note due in quarterly installments to September 30,
              2002, secured by certain property, plant and equipment of GSTOC,
              GSC and FWC. Interest payable monthly/quarterly at the Company's option based upon fixed margin over LIBOR or the prime rate
              (8.4% at December 31, 1996)                                              49,875             49,375

         $145,000 Revolving credit facility due September 30, 2001, secured by accounts receivable, inventory and other current assets of
              GSTOC and subsidiaries, interest payable monthly/quarterly at the
              Company's option based upon varying margin over LIBOR or the
              prime rate (7.1% at December 31, 1996)                                   58,433             61,109

         $8,000 Unsecured MEI term note due in quarterly installments commencing
              March 31, 1999 to December 31, 2000, interest payable quarterly based upon varying margins over LIBOR or the prime rate
              (7.0% at December 31, 1996)                                               8,000              8,000

         $9,000 Unsecured MEI revolving credit agreement due June 30, 1999, interest payable quarterly based upon varying margins over LIBOR
              or the prime rate (8.3% at December 31, 1996)                             2,304                 81

         Long-term note due in annual installments to July 31, 1999, secured by certain property, plant and equipment of MEI, interest has been
              imputed at 5%                                                               897                690

         Subordinated promissory note due in annual installments
              commencing May 31, 1996, interest payable annually at 8%                  2,400

         Unsecured Chilean long-term note due in semi-annual installments to
              November 1996, interest payable semi-annually based upon
              the LIBOR rate plus adjustments defined in the note agreement               721

         Other                                                                            297                161
                                                                                     --------           --------
                                                                                      372,927            369,416
         Less current portion                                                          (2,933)              (862)
                                                                                     --------           --------
                                                                                     $369,994           $368,554
                                                                                     ========           ========



                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

The fair value of the 12% Notes and the 12 1/4% Notes is $129,844 and $131,563, respectively, based on the market trading price at December 31, 1996. The carrying value of all other long-term debt approximates fair value.

The Revolving Credit Facility provides for up to $145,000 inclusive of letters of credit, limited to specified percentages of eligible accounts receivable and inventories of GSTOC and subsidiaries. At December 31, 1996, $24,694 of letters of credit were outstanding, and unused availability under the facility at December 31, 1996 was $52,738. The facility requires payment of a commitment fee on the unused portion of the line of credit.

The unsecured MEI revolving credit agreement permits borrowings on the revolving line of credit up to $9,000. Unused availability under the facility was $8,919 at December 31, 1996. An annual commitment fee is due on the unused balance of the revolving line of credit.

Several of the debt agreements require the Company to comply with certain covenants. The Company is in compliance with these covenants at December 31, 1996.

The aggregate maturities of long-term debt at December 31, 1996 are as follows:

                  1997                                $    862
                  1998                                     730
                  1999                                   4,791
                  2000                                   4,500
                  2001                                  61,609
                Thereafter                             296,924
                                                      --------
                                                      $369,416
                                                      ========

10.    EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT PENSION PLANS

The Company has several qualified non-contributory employee pension plans covering most employees. Plans covering most salaried employees provide benefits based on employees' years of service and compensation. Defined benefit plans covering most hourly employees provide benefits based on employees' years of service. The weighted average discount rate used in developing the actuarial present values of benefit obligations was 7.25% at December 31, 1995 and 7.75% at December 31, 1996. The expected long-term rate of return on plan assets was 9.0% and 9.5% for 1995 and 1996, respectively. As part of the acquisition agreement, Armco retained the pension liability for all retirees as of November 11, 1993 as well as the accrued pension liability as of the November, 1993 acquisition for all Armco employees employed by GSTOC. The Company established new and different pension plans for the employees and did not retain any liability for service prior to the November, 1993 acquisition.

Assets of the qualified defined benefit plans are administered by a trustee and consist primarily of units of certain collective trust funds, and diversified mutual funds.

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

POST RETIREMENT BENEFITS OTHER THAN PENSIONS

The Kansas City operations provide certain health care, life and other post retirement benefits other than pensions ("OPEB") to current and future hourly union retirees and certain salaried retirees hired prior to January 1, 1990. Armco retained the liability for post retirement benefits for all Armco retirees as of the November, 1993 acquisition. Benefit expense begins to accrue on the date of hire. The life insurance plan is non-contributory and covers retirees only. The Company's policy is to fund benefits payable under these plans as the obligations become due.

The following table sets forth the OPEB plans' obligations:


                                                                     December 31,      December 31,
                                                                         1995              1996
                                                                     -----------       ------------
         Accumulated post retirement benefit obligation:
            Fully eligible active plan participants                   $ (5,074)         $ (3,452)
            Retirees                                                    (2,099)           (3,198)
            Other active plan participants                             (16,436)          (13,138)
            Unrecognized net gain                                         (659)           (6,005)
                                                                      --------          --------
            Accumulated post retirement benefit obligation ("APBO")   $(24,268)         $(25,793)
                                                                      ========          ========

The APBO is recorded as a long-term obligation in the accompanying balance sheets. The discount rate assumed in determining the APBO for both salaried and hourly plans was 7.25% at December 31, 1995 and 7.75% at December 31, 1996.

Net periodic post retirement benefit cost included the following components:

                                                                      Year Ended
                                                  ----------------------------------------------------
                                                  December 31,        December 31,        December 31,
                                                      1994                1995                1996
                                                  ------------        ------------        ------------
         Service cost                                $  784              $  581              $  469
         Interest cost                                1,448               1,453               1,445
         Actuarial gain                                                     (54)               (389)
                                                     ------              ------              ------
         Net periodic post retirement
           benefit cost                              $2,232              $1,980              $1,525
                                                     ======              ======              ======

Increases in the Company's health care costs for salaried employees are limited to the increase in the Consumer Price Index ("CPI"). Accordingly, health care costs in excess of the CPI limit will be borne by the salaried participants. The assumed annual increase in the CPI was 3% at December 31, 1996.

The Company's health care costs for hourly union employees are subject to future changes in health care costs. Future health care costs are assumed to increase 8% to 11% in 1996 and descend to 5% by 2000 to 2002. A one percent increase in the assumed health care trend rate in each year would increase the APBO at December 31, 1995 and 1996 approximately $3,795 and $3,163, respectively and the net periodic post retirement benefit expense by $331 and $331, respectively.

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

11.    INCOME TAXES

Income before income taxes of the Company was taxed under the following jurisdictions:

                                                                   Year Ended
                                                  -------------------------------------------
                                                  December 31,   December 31,    December 31,
                                                     1994           1995            1996
                                                  ------------    -----------    ------------
          Income from continuing operations:
              Domestic                              $18,329        $ 7,045         $(7,557)
              Foreign                                 9,643          5,949          14,349
                                                    -------        -------         -------
                                                     27,972         12,994           6,792
          Cumulative effect of change in
            accounting:
              Domestic                                                               6,000
                                                    -------        -------         -------
                                                    $27,972        $12,994         $12,792
                                                    =======        =======         =======

TAX EXPENSE

Total income tax expense (benefit) was allocated as follows:

                                                                   Year Ended
                                                  -------------------------------------------
                                                  December 31,   December 31,    December 31,
                                                     1994           1995            1996
                                                  ------------    -----------    ------------
          Income from continuing operations         $12,372         $6,718          $3,913
          Extraordinary item                         (1,292)
          Cumulative effect of change in
            accounting                                                               2,444
                                                    -------         ------          ------
                                                    $11,080         $6,718          $6,357
                                                    =======         ======          ======


The provision (benefit) for income taxes consists of the following components:

                                                                   Year Ended
                                                  -------------------------------------------
                                                  December 31,   December 31,    December 31,
                                                     1994           1995            1996
                                                  ------------    -----------    ------------
          Current
               Federal                              $ 6,974         $1,264
               State and Local                        1,185            388         $   537
               Foreign                                4,589          1,653           3,097
                                                    -------         ------         -------
                   Total current                     12,748          3,305           3,634
                                                    -------         ------         -------

          Deferred
               Federal                                  870          1,245             597
               State and Local                         (132)           809          (1,197)
               Foreign                               (1,114)         1,359             879
                                                    -------         ------         -------
                   Total deferred                      (376)         3,413             279
                                                    -------         ------         -------
          Total income tax expense                  $12,372         $6,718         $ 3,913
                                                    =======         ======         =======

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

TAX RATES

Differences between income taxes computed using the U.S. federal income tax statutory rate of 35% and income tax expense recorded by the Company are attributable to the following:

                                                                   Year Ended
                                                  -------------------------------------------
                                                  December 31,   December 31,    December 31,
                                                     1994           1995            1996
                                                  ------------    -----------    ------------
          Income tax expense using
             the US statutory rate                  $ 9,752        $ 4,496         $ 2,377
          Lower rates on earnings of foreign
             subsidiaries and joint ventures           (947)        (1,534)           (624)
          Unremitted earnings of foreign
             subsidiaries and joint ventures          1,617          2,300           4,711
          State income taxes, net                       505            597            (429)
          Termination of deferred
             compensation trust                         262
          Change in valuation allowance                                             (2,065)
          Other                                       1,183            859             (57)
                                                    -------        -------         -------
               Total                                $12,372        $ 6,718         $ 3,913
                                                    =======        =======         =======

DEFERRED TAXES

Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available tax net operating loss ("NOL"), credit carryovers and certain adjustments related to the purchase price reallocation (see Note 1).

Deferred tax liabilities (assets) are comprised of the following:


                                                         December 31,      December 31,
                                                            1995               1996
                                                         ------------      ------------
Inventory                                                  $  2,030          $  3,092
Bases in foreign subsidiaries                                12,479
Intangibles                                                   1,224             1,290
Properties                                                   40,842            45,719
                                                           --------          --------
Gross deferred tax liabilities                               56,575            50,101
                                                           --------          --------

Long-term employee health obligations                        (8,996)           (9,543)
NOL, AMT credit and ITC credit carryovers                    (7,297)          (13,840)
Book liabilities not currently deductible for tax            (5,054)           (4,130)
Deferred compensation and other employee benefits            (5,564)           (2,721)
Basis in foreign subsidiaries                                                  (2,343)
Vacation accrual                                             (1,699)           (1,709)
Other, net                                                                       (131)
                                                           --------          --------
Gross deferred tax assets                                   (28,610)          (34,417)
                                                           --------          --------
Deferred tax asset valuation allowance                        2,465               400
                                                           --------          --------
Net deferred tax liability                                 $ 30,430          $ 16,084
                                                           ========          ========


                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

Management has determined based upon the Company's expectations for the future that taxable income of the Company will, more likely than not, be sufficient to recognize the gross deferred tax assets, as adjusted for the valuation allowance.

At December 31, 1996, the Company has NOL carryforwards for U.S. federal income tax purposes of approximately $16,000 which are available to offset future federal taxable income and will begin to expire in 2010. In addition, the Company has alternative minimum tax credit carryforwards of approximately $5,800 which are available to reduce future U.S. federal regular income taxes over an indefinite period.

The Company's foreign subsidiary in Italy has a foreign tax loss carryforward of approximately $4,400 and $800 at December 31, 1995 and 1996, respectively. The carryforward is available to reduce future taxable income of the subsidiary through 1998. A valuation allowance of $2,465 and $400 at December 31, 1995 and 1996, respectively, has been provided on the tax loss carryforward as well as on a portion of the subsidiary's remaining gross deferred tax asset. Pursuant to the Purchase and Sale Agreement, any tax benefit realized from the tax loss carryforward will be shared equally with Armco. To the extent a net tax benefit is recognized in excess of the subsidiary's remaining net deferred tax asset, the benefit will be allocated first as a purchase price adjustment which will reduce other noncurrent intangible assets. Any remaining tax benefit recognized will reduce income tax expense.

12.    CLASS A COMMON STOCK AND STOCKHOLDERS' EQUITY

STOCK OPTIONS - GSI

The GSI Board of Directors has granted stock options of GSI to certain officers and employees which provide the option to purchase common stock of GSI. Through October 5, 1995, these options were for the purchase of GST shares. Concurrent with the merger, the options were converted into options to purchase GSI shares. These options consist of two general types. Time Options vest at the rate of 20% per year, but vesting is accelerated upon the occurrence of an Acceleration Event, as defined. Target Options vest after a specified period of time unless there is an Acceleration Event or an Exercise Event, as defined. Upon the occurrence of an Acceleration Event or Exercise Event, all or some portion of the stock options granted become immediately exercisable depending on achievements of predetermined investor return multiples. Those not currently exercisable remain outstanding through the original vesting date.

Both types of options are non-qualified, have anti-dilution provisions, and have been granted at exercise prices not less than 100% of the fair market value of the stock at the date of option grant.

Stock option activity was as follows:

                                                          Time              Target         Average Option
                                                         Options            Options        Price per share
                                                        ---------          ---------       ---------------
      Outstanding at December 31, 1993                    644,123          1,932,368            $ .10
      Options granted                                   1,203,384             93,087            $5.63
                                                        ---------          ---------
      Outstanding at December 31, 1994                  1,847,507          2,025,455            $1.95
      Options granted                                     995,000                               $9.00
      Options cancelled                                   (44,377)           (52,942)           $1.51
                                                        ---------          ---------
      Outstanding at December 31, 1995                  2,798,130          1,972,513            $3.43
      Options granted                                      90,000                               $9.00
      Options cancelled                                  (170,368)            (7,776)           $5.10
      Options exercised                                    (5,857)                              $ .10
                                                        ---------          ---------
      Outstanding at December 31, 1996                  2,711,905          1,964,737            $3.48
                                                        =========          =========

      Exercisable at December 31, 1994                     32,954
      Exercisable at December 31, 1995                    956,555            537,026
      Exercisable at December 31, 1996                  1,542,079          1,276,143

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)


At December 31, 1996 there were 642,408 options outstanding which have been approved by the Board of Directors, but not yet granted. Exercise prices have not been determined for these options.

In October 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS 123), "Accounting for Stock-Based Compensation." This new standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice to recognize related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25, the former standard. If the former standard for measurement is elected, SFAS 123 requires supplemental disclosure to show the effect of using the new measurement criteria. The Company has elected to continue using the measurement prescribed by APB Opinion No. 25.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Assuming any compensation expense for the GSI options would reduce net income of GSI, the Company's pro forma information follows:

                                                       1995            1996
                                                       ----            ----
      Pro forma net income after adjustment
        for stock option expense                      $6,074          $6,040

MANAGEMENT COMMON STOCK

The terms of some management agreements include call provisions whereby the GSI shares held by certain members of management may be purchased, by either GSI or other shareholders, at either unrecovered original cost or fair market value, depending on the event of termination as defined. At December 31, 1996, 1,079,114 shares of common stock of GSI were held, directly or beneficially, by members of management.

13.   RELATED PARTY TRANSACTIONS

TRANSITION SERVICES AND OTHER ANCILLARY AGREEMENTS

Effective January 1, 1996, the officers, directors and management employees of GST were transferred from GST to GSI. The cost and expenses of this management group are charged to GST under a management services agreement and included in selling, general and administrative expenses. This amounted to $13.4 million in 1996 and is comparable to the cost incurred directly by GST in 1995.

Certain agreements were entered into as part of the Purchase and Sale Agreement between the Company and Armco. The Company leases certain facilities from Armco at its Kansas City operations for which it pays a nominal rental and the associated property taxes, maintenance and utilities. The Company and Armco also agreed to share in any net tax benefit that might be realized in conjunction with the usage of the Ardel (Belgium) and GST Europa SpA (Italy) net operating loss carryforwards existing at the acquisition date. Armco, as a part of the Purchase and Sale Agreement, reimbursed the Company for certain capital expenditures after the acquisition totaling $6,500.

TRANSACTIONS AMONG STOCKHOLDERS/SIGNIFICANT CUSTOMER

Certain stockholders of GSI are party to other transactions with the Company. General Electric Capital Corporation acted as an agent in placement of certain of the Company's existing domestic debt. Bain Capital provides certain management support services for which it receives a fee not to exceed $1,000 annually, exclusive of out-of-pocket expenses.

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

One stockholder of GSI is a major customer of the Company's Kansas City wire rod operation. Sales to this customer for the years ended December 31, 1994, 1995 and 1996 comprised 19%, 13% and 10% of the Company's total sales, respectively. Trade accounts receivable as of December 31, 1995 and December 31, 1996 include $7,283 and $6,991, respectively, due from such stockholder. The Company and the stockholder have entered into a contract for the Company to supply a substantial portion of stockholder's wire rod needs through December 31, 2000.

14.   COMMITMENTS AND CONTINGENCIES

LITIGATION

On August 30, 1996, Samsung America, Inc. ("Samsung") filed an action in the Supreme Court of the state of New York seeking monetary damages against GSI, the Company, its Peruvian subsidiary, Acerco, and Acerco's partners in the Siderperu joint venture, collectively, ("the Defendants"). Samsung seeks to recover purported damages of $48.5 million and punitive damages of $10.0 million and alleges that the Defendants failed to honor a written contract which entitled Samsung to obtain an equity interest in Siderperu and to provide certain distribution and trading services on an exclusive basis. The Company believes that it has substantial and meritorious defenses and will defend itself accordingly.

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

Based on the continuing review of environmental requirements, the Company believes that it is currently in compliance with environmental requirements. Nevertheless, as is the case with steel producers in general, if a release of hazardous substances occurs on or from the Company's properties or any associated offsite disposal locations, or if contamination from prior activities is discovered at such properties or locations, the Company may be held liable and may be required to pay the cost of remedying the condition or satisfying third party damage claims. The amount of any such liability could be material. The Company devotes considerable resources to ensuring that its operations are conducted in a manner that reduces such risks.

The Company has several environmental issues currently under discussion with various federal and local agencies, some of these involve compliance and/or remediation at certain properties. During 1995 and 1996, the Company spent $266 and $1,003, respectively, on environmental matters.

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

The Company records certain operating expenses for environmental compliance, testing and other environmental related costs as expenses when incurred. When it has been possible to determine reasonable estimates of liabilities related to environmental issues, based upon information from engineering and environmental specialists, the Company has made provisions and accruals. At December 31, 1996, $3,697 was accrued for environmental related issues. The Company believes, based upon information currently available to management, that it will not require expenditures to maintain compliance with environmental requirements which would have a material adverse effect on its financial condition, results of operations or competitive position.

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

LABOR RELATIONS

A significant portion of the Company's employees are covered by collective bargaining agreements negotiated with various unions. These agreements expire at various times between March 1997 and March 1999. In the course of contract negotiations, the Company has on occasion been affected by work stoppages which have been short in duration and have not had a material effect on the Company's results of operations or financial position. Management believes that its relationships with the unions are generally good. The collective bargaining agreement at the Kansas City mini mill is due to expire on March 31, 1997.

OTHER CONTINGENCIES

There are various claims pending involving the Company arising out of the normal course of business. In management's opinion, the ultimate liability resulting therefrom will not materially affect the financial position or results of operations of the Company.

COMMITMENTS

The Kansas City operations have entered a ten year agreement with a third party which will staff and manage its computer operations for $865 per year.

Rent expense under operating leases was $1,019, $701 and $5,426 for the years ended December 31, 1994, 1995 and 1996, respectively. The Company has future minimum noncancelable operating lease commitments of the following at December 31, 1996:

                              1997                  $3,567
                              1998                   2,330
                              1999                   1,673
                              2000                   1,301
                              2001                   1,742
                           Thereafter                5,773

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

16.    GEOGRAPHIC INFORMATION

Financial information, by geographic region for the Company is presented below. United States includes GSTOC and MEI as a joint venture prior to May 31, 1994 and consolidated subsequent to the MEI acquisition (Note 1). South America is principally comprised of the Company's operations in Chile and Peru. Europe and Other includes the Company's operations in Europe (principally Italy), Canada and other joint venture interests around the world (Note 5).

                                                        Year ended December 31, 1994
                                          ------------------------------------------------------
                                           United           South         Europe
                                           States          America      and Other         Total
                                          --------         -------      ---------       --------
Net sales                                 $352,866        $67,482        $34,910        $455,258
Equity in income of joint ventures             759                         2,675           3,434
Operating profit                            23,835          7,085            826          31,746
Net income                                   8,592          4,851             27          13,470

                                                         December 31, 1995 and
                                                    the year ended December 31, 1995
                                          ------------------------------------------------------
                                           United           South         Europe
                                           States          America      and Other         Total
                                          --------         -------      ---------       --------
Net sales                                 $438,047        $76,496       $ 48,962        $563,505
Equity in income of joint ventures           2,875                         1,200           4,075
Operating profit                            25,365          5,657            713          31,735
Net income                                     704          4,304          1,121           6,129
Identifiable assets                        580,054         45,075        114,765         739,894
Total liabilities                          566,022         26,200         41,063         633,285
Net assets                                  14,032         18,875         73,702         106,609

                                                        December 31, 1996 and
                                                   the year ended December 31, 1996
                                          ------------------------------------------------------
                                           United           South         Europe
                                           States          America      and Other         Total
                                          --------         -------      ---------       --------
Net sales                                 $740,243        $86,055       $113,963        $940,261
Equity in income of joint ventures           3,421          1,068          1,011           5,500
Operating profit                            30,441          8,177          5,569          44,187
Net income (loss)                           (3,566)         6,054          3,947           6,435
Identifiable assets                        582,428         57,536         95,724         735,688
Total liabilities                          550,185         37,067         35,675         622,927
Net assets                                  32,243         20,469         60,049         112,761

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

17.   SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED (DOLLARS IN MILLIONS)


                                                       1995                                 1996
                                       ----------------------------------    ----------------------------------
                                         1ST      2ND     3RD      4TH(1)     1ST       2ND      3RD      4TH
                                       ------   ------  -------    ------    ------    ------   ------   ------
Net sales                              $129.3   $110.3  $102.01    $221.8    $221.3    $246.3   $239.2   $233.4

Operating profit, as reported            10.6      8.1      3.3       8.3       5.4      11.2     11.6     16.0
Adjustment for effect of change
   in accounting principle that is
   applied retroactively (Note 3)         1.0      1.6      1.3      (2.5)
                                       ------   ------  -------    ------    ------    ------   ------   ------
Operating profit                         11.6      9.7      4.6       5.8       5.4      11.2     11.6     16.0

Income as reported                        4.5      3.4     (0.4)     (2.2)     (2.2)      0.8      1.1      3.1
Adjustment for effect of a change
   in accounting principle that is
   applied retroactively (Note 3)         0.6      1.0      0.8      (1.6)
Cumulative effect of change in
   accounting for spare parts and
   supplies (Note 3)                                                            3.6
                                       ------   ------  -------    ------    ------    ------   ------   ------
Income                                    5.1      4.4      0.4      (3.8)      1.4       0.8      1.1      3.1

-----------
Effective October 5, 1995, the Company purchased GII, and GII's results of operations were consolidated thereafter. GII's results subsequent to October 5, 1995 which are included above are: Net Sales-$123.8, Operating Profit-$4.5 and Net Loss-$(1.9).

                        REPORT OF INDEPENDENT ACCOUNTS ON
                         FINANCIAL STATEMENTS SCHEDULES



To the Board of Directors
  of GS Technologies Corporation

Our audits of the consolidated financial statements referred to in our report dated February 20, 1997 appearing on page F-2 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth herein when read in conjunction with the related consolidated financial statements.





Price Waterhouse LLP
Charlotte, North Carolina
February 20, 1997

                                                                     Schedule I
                           GS TECHNOLOGIES CORPORATION
              CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                    December 31,    December 31,
                                                                        1995           1996
                                                                    ------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents                                         $       2       $     637
   Other receivables                                                     1,048             135
   Receivable from affiliates                                           24,027
   Recoverable income taxes                                                              6,606
                                                                     ---------       ---------
     Total current assets                                               25,077           7,378

Investment in consolidated subsidiaries                                 96,484         123,525
Investment in joint ventures                                             8,369           8,970
                                                                     ---------       ---------
     Total assets                                                    $ 129,930       $ 139,873
                                                                     =========       =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Current portion of long-term debt                                 $   1,400
   Payables and accrued liabilities                                      9,314           4,025
                                                                     ---------       ---------
     Total current liabilities                                          10,714           4,025

Long-term debt                                                           1,000
Deferred income taxes payable                                           11,607          21,692
Other long-term liabilities                                                              1,395
                                                                     ---------       ---------
     Total liabilities                                                  23,321          27,112
                                                                     ---------       ---------

Stockholder's equity
   Common Stock, $.01 par value, 1,000 shares authorized, and
     100 shares issued and outstanding at December 31, 1995 and
     1996                                                                    1               1
   Additional paid-in capital                                          132,166         132,166
   Retained earnings (accumulated deficit)                             (24,164)        (17,729)
   Cumulative translation adjustment                                    (1,394)         (1,677)
                                                                     ---------       ---------
     Total stockholder's equity                                        106,609         112,761
                                                                     ---------       ---------
     Total liabilities and stockholder's equity                      $ 129,930       $ 139,873
                                                                     =========       =========




                  See notes to Condensed Financial Information

                                                                     Schedule I


                           GS TECHNOLOGIES CORPORATION
              CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                  Year Ended     Year Ended      Year Ended
                                                  December 31,   December 31,   December 31,
                                                     1994           1995           1996
                                                  ------------   ------------   ------------
Equity in income of consolidated subsidiaries      $ 14,392        $ 6,484       $ 10,385
Equity in income of joint ventures                    2,217          2,875          3,421
Other, net                                               95           (120)        (1,853)
                                                   --------        -------       --------

Income before income tax                             16,704          9,239         11,953

Income tax provision                                 (3,234)        (3,110)        (5,518)
                                                   --------        -------       --------

Net income                                         $ 13,470        $ 6,129       $  6,435
                                                   ========        =======       ========








                  See notes to Condensed Financial Information

                                                                      Schedule I
                           GS TECHNOLOGIES CORPORATION
              CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                      Year Ended    Year Ended    Year Ended
                                                     December 31,  December 31,   December 31,
                                                         1994          1995          1996
                                                     ------------  ------------   ------------
OPERATING ACTIVITIES:
   Net income                                         $ 13,470       $ 6,129       $  6,435
   Adjustment to reconcile net income to net
     cash provided by (used in) operating activities:
       Equity in income of consolidated subsidiarie    (14,392)       (6,484)       (10,385)
       Equity in income of joint ventures               (2,217)       (2,875)        (3,421)
       Dividends from joint ventures                    11,728         1,228          3,141
       Deferred income taxes                            (1,042)        1,386         10,085
       Changes in operating assets and liabilities:
         Receivables                                                                    913
         Payables and accrued liabilities                  (27)       (1,048)        (5,289)
         Income taxes                                      921           632         (6,606)
         Other                                                                        1,506
                                                      --------       -------       --------
         Net cash provided by (used in) operating
           activities                                    8,441        (1,032)        (3,621)
                                                      --------       -------       --------

INVESTING ACTIVITIES:
   Investment in consolidated subsidiaries             (10,900)      (30,000)       (11,849)
   Dividends received from consolidated subsidiarie                                  16,778
   Cash received from Armco, net                           170         1,922
   Change in receivable/payable to affiliates           67,731        (1,767)         1,727
                                                      --------       -------       --------
         Net cash provided by (used in) investing
           activities                                   57,001       (29,845)         6,656
                                                      --------       -------       --------

FINANCING ACTIVITIES:
   Repayments of long-term debt                                                     (2,400)
   Issuance of stock                                        22
   Distributions to stockholders                       (55,790)       (5,543)
   Distributions to warrantholder                       (3,777)
   Contribution from GSI                                              30,000
                                                      --------       -------       --------
         Net cash provided by (used in) financing
           activities                                  (59,545)       24,457         (2,400)
                                                      --------       -------       --------

Net increase (decrease) in cash and cash
  equivalents                                            5,897        (6,420)           635

CASH AND CASH EQUIVALENTS:
   Beginning of period                                     525         6,422              2
                                                      --------       -------       --------
   End of period                                      $  6,422       $     2       $    637
                                                      ========       =======       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Non-cash equity contributions from GSI                           $102,000
   Non-cash investment in subsidiaries                              $102,000       $ 22,300

                  See notes to Condensed Financial Information

                                                                     Schedule I
                           GS TECHNOLOGIES CORPORATION

              NOTES TO SCHEDULE 1 - CONDENSED FINANCIAL INFORMATION
                              OF THE PARENT COMPANY
                             (DOLLARS IN THOUSANDS)

     NOTE 1 - BASIS OF PRESENTATION

     The accompanying condensed financial information has been presented pursuant to Rule 5-04(c) of Regulation S-X. The notes to the audited consolidated financial statements contained elsewhere in this Form 10-K reflect all disclosures required by generally accepted accounting principles. Such information has not been separately disclosed in this schedule.

     NOTE 2 - RESTRICTED ASSETS

     GST owns 100% of the common stock of GS Technologies Operating Co., Inc. ("GSTOC"). Inversiones en Molienda (Chile) ("Inversiones"), Acerco S.A.
     (Peru), GST Europa SpA (Italy), ME International ("MEI"), and other various joint ventures and subsidiaries.

     At December 31, 1996 and 1995, GSTOC and MEI, had long-term debt instruments that contained various covenants which, among other things, restrict the payment of dividends to GST. There were no restrictions for dividend payments from the other subsidiaries to GST.

                                                                     Schedule II


                           GS TECHNOLOGIES CORPORATION

                   VALUATION AND QUALIFYING ACCOUNTS RESERVES

                                                   Additions
                                               -----------------------
                                  Balance at                Charged to                       Balance at
                                   Beginning    Charged to    Other                            End of
Description                        of Period     Expense     Accounts        Deductions        Period
-----------                       ----------   -----------  ----------       ----------      ----------
Year ended December 31, 1994

    Allowance for doubtful
      accounts                      $  794        $318        $1,012                          $2,124

Year ended December 31, 1995

    Allowance for doubtful
      accounts                      $2,124        $223        $1,522          $(1,100)        $2,769

Year ended December 31, 1996

    Allowance for doubtful
      accounts                      $2,769        $562                        $(1,114)        $2,217

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 1997.

                                 GS TECHNOLOGIES CORPORATION AND
                                 GS TECHNOLOGIES OPERATING CO., INC.


                                 By:    /s/ Luis E. Leon
                                    -------------------------------------------
                                    Luis E. Leon, Senior Vice President-Finance
                                    and Administration, Chief Financial Officer
                                    and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signatures                             Title                            Date
     ----------                             -----                            ----
/s/ Roger R. Regelbrugge            Chairman and Chief Executive        March 14, 1997
---------------------------         Officer (Principal Executive
Roger R. Regelbrugge                Officer)


/s/ Luis E. Leon                    Senior Vice President - Finance     March 14, 1997
---------------------------         and Administration, Chief
Luis E. Leon                        Financial Officer and Treasurer
                                    (Principal Financial Officer)


/s/ David O. Shelley                Vice President and Controller       March 14, 1997
---------------------------         (Principal Accounting Officer)
David O. Shelley

/s/ Paul B. Edgerley                Director                            March 14, 1997
---------------------------
Paul B. Edgerley

/s/ John J. O'Malley                Director                            March 14, 1997
---------------------------
John J. O'Malley

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT
SECTION 12 OF THE ACT.

No annual report or proxy soliciting materials has been provided to security holders as of the date of filing of this annual report on Form 10-K. The Company may subsequently provide an annual report to security holders and will provide the Commission with copies of any such report. The Company does not plan to send a proxy statement, form of proxy or other proxy soliciting material to its security holders during 1997.