Form 10-Q
period 1997-03-31
GS TECHNOLOGIES OPERATING CO INC
filed 1997-05-14
CIK 925906

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             Quarterly Report Filed Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 1997   Commission File Number 033-80618

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

                             Yes [X]      No [ ]

     There were 100 shares of GS Technologies Operating Co., Inc. Common Stock, par value $.01 per share, outstanding at May 14, 1997. There were 100 shares of GS Technologies Corporation Common Stock, par value $.01 per share, outstanding at May 14, 1997.

         This document consists of 16 sequentially numbered pages.

================================================================================

Part I. FINANCIAL INFORMATION (Unaudited)

GS Technologies Corporation (the "Company" or "GST") was incorporated in 1993 to effect the November 1993 acquisition of the business and net assets of Armco Worldwide Grinding Systems, a division of Armco Inc. ("Armco"). In August 1994, GS Technologies Operating Co., Inc. ("GSTOC"), a wholly-owned subsidiary of the Company, issued $125 million of 12% Senior Notes due 2004. These securities are fully and unconditionally guaranteed by the Company.

In August 1995, all of the issued and outstanding common stock of the Company was converted into shares of GS Industries, Inc. ("GSI"), and the Company became a wholly-owned subsidiary of GSI.

In October 1995, GSI and the Company through GSTOC, purchased all the common stock of Georgetown Industries, Inc. ("GII") which resulted in GII and its subsidiaries becoming wholly-owned subsidiaries of GSTOC. In connection with this acquisition, GSTOC issued an additional $125 million of 12 1/4% Senior Notes due 2005 which are also guaranteed by the Company.

INDEX

   Item                                                                           Page
   ----                                                                           ----
   (1)   Unaudited Consolidated Financial Statements of the Company

         Unaudited Consolidated Statements of Operations for the Three Months
         ended March 31, 1996 and March 31, 1997                                   3

         Unaudited Consolidated Balance Sheets as of December 31, 1996
         and March 31, 1997                                                        4

         Unaudited Consolidated Statements of Cash Flows for the Three Months
         ended March 31, 1996 and March 31, 1997                                   5

         Notes to Unaudited Consolidated Financial Statements                      6

   (2)   Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                    12

                           GS TECHNOLOGIES CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                             (Dollars in thousands)

                                                              Three Months Ended
                                                       ---------------------------------
                                                       March 31, 1996    March 31, 1997
                                                       --------------    ---------------

Net sales                                                 $ 191,581          $ 208,883

Operating costs and expenses:
     Cost of products sold                                  169,181            176,989
     Selling, general and administrative expenses            11,352             11,550
     Depreciation and amortization                            6,455              7,209
                                                          ---------          ---------
                                                            186,988            195,748
                                                          ---------          ---------

Operating profit                                              4,593             13,135

Other income (expense):
     Interest expense, net                                  (10,436)           (10,200)
     Equity in income of joint ventures                         869              1,816
     Fees from joint ventures                                   557                887
     Other, net                                                  12                386
                                                          ---------          ---------
                                                             (8,998)            (7,111)
                                                          ---------          ---------

Income (loss) from continuing operations before
  income tax and cumulative effect of accounting
  change                                                     (4,405)             6,024

Income tax (provision) benefit                                2,242             (3,071)
                                                          ---------          ---------

Income (loss) from continuing operations before
  cumulative effect of accounting change                     (2,163)             2,953

Discontinued operations (Note 4):
     Income (loss) from discontinued operations,
       net of taxes                                             (44)               445
     Loss on disposal of discontinued operations,
       net of taxes                                                            (23,008)
                                                          ---------          ---------
                                                                (44)           (22,563)
                                                          ---------          ---------
Income (loss) before cumulative effect of
  accounting change                                          (2,207)           (19,610)

Cumulative effect of change in accounting for
  spare parts and supplies inventories, net of
  taxes (Note 5)                                              3,556
                                                          ---------          ---------

Net income (loss)                                         $   1,349          $ (19,610)
                                                          =========          =========

            See notes to unaudited consolidated financial statements

                           GS TECHNOLOGIES CORPORATION
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)

                                                                                December 31,        March 31,
                                                                                   1996               1997
                                                                                 ---------          ---------
ASSETS
Current assets:
   Cash and cash equivalents                                                     $   7,747          $   9,674
   Receivables less allowance for doubtful accounts                                106,314            100,598
   Receivable from related party                                                     6,991              3,829
                                                                                 ---------          ---------
      Total receivables                                                            113,305            104,427
                                                                                 ---------          ---------
   Inventories                                                                     128,976            130,317
   Net assets of discontinued operations                                            75,265             55,897
   Prepaid expenses and other current assets                                         4,190              6,065
   Recoverable income taxes                                                          5,902              5,418
   Deferred tax benefit                                                              2,092              2,790
                                                                                 ---------          ---------
     Total current assets                                                          337,477            314,588

Investments in joint ventures                                                       31,097             33,049
Properties, net                                                                    263,402            264,032
Acquisition premium                                                                 62,324             61,921
Other assets                                                                        20,904             19,155
                                                                                 ---------          ---------
     Total assets                                                                $ 715,204          $ 692,745
                                                                                 =========          =========


LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
   Notes payable                                                                 $  15,717          $  15,849
   Current portion of long-term debt                                                   862                791
   Payables and accrued liabilities                                                150,951            147,209
                                                                                 ---------          ---------
     Total current liabilities                                                     167,530            163,849

Long-term debt                                                                     368,554            366,616
Post retirement benefit obligations other than pensions                             25,793             26,095
Deferred income taxes payable                                                       17,489             18,664
Other long-term liabilities                                                         23,077             22,981
Commitments and contingencies (Note 10)
                                                                                 ---------          ---------
     Total liabilities                                                             602,443            598,205
                                                                                 ---------          ---------

Stockholder's equity:
   Common Stock, $.01 par value, 1,000 shares authorized, and 100 shares
      issued and outstanding at December 31, 1996 and March 31, 1997                     1                  1
   Additional paid in capital                                                      132,166            132,166
   Retained earnings (accumulated deficit)                                         (17,729)           (37,339)
   Cumulative translation adjustment                                                (1,677)              (288)
                                                                                 ---------          ---------
     Total stockholder's equity                                                    112,761             94,540
                                                                                 ---------          ---------
     Total liabilities and stockholder's equity                                  $ 715,204          $ 692,745
                                                                                 =========          =========

            See notes to unaudited consolidated financial statements

                           GS TECHNOLOGIES CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                     Three Months Ended
                                                                                ---------------------------
                                                                                March 31,         March 31,
                                                                                  1996              1997
                                                                                ---------         ---------
OPERATING ACTIVITIES:
   Net income (loss)                                                            $  1,349          $(19,610)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Cumulative effect of accounting change                                       (3,556)
     Depreciation and amortization                                                 6,455             7,209
     Loss on sale of business (non-cash)                                                            23,008
     Net cash from discontinued operations                                          (198)           (2,138)
     (Gain) loss on disposal of fixed assets                                          25                (1)
     Deferred income taxes                                                        (1,194)              477
     Equity in income of joint ventures                                             (869)           (1,816)
     Dividends from joint ventures                                                 2,356               182
     Post retirement benefit obligations accrued in excess of cash paid              452               302
     Changes in operating assets and liabilities:
         Receivables                                                               9,340             8,878
         Inventories                                                                 564            (1,341)
         Payables and accrued liabilities                                         (5,863)           (4,217)
         Income taxes                                                              3,854               959
         Other                                                                    (2,864)             (146)
                                                                                --------          --------
           Net cash provided by operating activities                               9,851            11,746
                                                                                --------          --------

INVESTING ACTIVITIES:
   Purchase of properties                                                        (14,651)           (7,345)
   Proceeds from disposal of fixed assets                                            886                13
   Investment in joint ventures                                                  (11,147)             (497)
                                                                                --------          --------
           Net cash used in investing activities                                 (24,912)           (7,829)

FINANCING ACTIVITIES:
   Proceeds from (payments on) notes payable, net                                 15,550            (3,078)
   Borrowings under revolving credit facility                                     65,871            52,371
   Repayments on revolving credit facility                                       (63,105)          (51,045)
   Repayments on long-term debt                                                                       (125)
                                                                                --------          --------
           Net cash provided by (used in) financing activities                    18,316            (1,877)
                                                                                --------          --------

Effect of exchange rate changes on cash                                              187              (113)
                                                                                --------          --------
Net increase (decrease) in cash and cash equivalents                               3,442             1,927

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                            10,289             7,747
                                                                                --------          --------
   End of period                                                                $ 13,731          $  9,674
                                                                                ========          ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                                     $ 10,903          $ 10,425
   Cash paid (refunded) during the period for taxes                             $ (5,043)         $    145

            See notes to unaudited consolidated financial statements

                           GS TECHNOLOGIES CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             (Dollars in thousands)

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements of GS Technologies Corporation (the "Company" or "GST") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements reflect all adjustments (which include only normal recurring adjustments unless otherwise noted herein) necessary for a fair presentation.

2.   Financial Statement Notes

Reference is made to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 for a summary of significant accounting policies and other information, the substance of which has not changed materially as of March 31, 1997, unless otherwise noted herein.

3.   The Georgetown Acquisition

In August, 1995, all of the issued and outstanding common stock of the Company was converted into shares of common stock of GS Industries, Inc. ("GSI") and the Company became a wholly-owned subsidiary of GSI. In October, 1995, GSI and the Company, through its wholly-owned subsidiary, GSTOC, acquired Georgetown Industries, Inc. ("GII") and GII and its subsidiaries are now wholly-owned subsidiaries of GSTOC. The results of GII's operations have been consolidated with those of the Company since the date of acquisition.

GSI purchased a portion of the GII common stock with approximately 4% of its common stock and a combination of payment-in-kind ("PIK") subordinated notes and preferred stock of GSI which together with the common stock had a fair market value of approximately $102,000. The PIK subordinated notes and preferred shares are unsecured obligations of GSI and are not guaranteed by any of GSI's subsidiaries. In April 1996, the preferred stock was exchanged, at GSI's option, into subordinated notes equal to the liquidation value of the stock and GSI's common stockholders and certain members of management purchased common stock of GSI for $30,000 in cash. The $30,000 in cash and the common stock of GII acquired by GSI were contributed to the Company and were in turn contributed to GSTOC. GSTOC used the $30,000 in cash, proceeds from a $125,000 public senior note offering (see below) and proceeds from borrowings under its credit facilities, to acquire the remaining GII common stock. The total consideration was $307,000 of which $205,000 was cash and $102,000 was the fair value of the securities described above.

The $125,000 Senior Notes (the "12-1/4% Notes") were issued by GSTOC on October 5, 1995 and are due on October 1, 2005. Interest is payable semi-annually at an annual rate of 12-1/4%. GSTOC replaced its existing credit facility with a new facility providing up to $145,000 in aggregate availability secured by the Company's current assets and entered into a new $50,000 term loan facility secured by property, plant and equipment. Proceeds from these facilities were used to complete the acquisition and to refinance GSTOC indebtedness.

The acquisition was recorded in accordance with the purchase method of accounting. Accordingly, the purchase price plus direct costs were allocated to the assets acquired and liabilities assumed based on preliminary estimates of fair values at the date of acquisition, October 5, 1995. During 1996, as a result of the recognition of previously unrecorded deferred tax assets, the resolution of certain contingent liabilities and an increase in the recorded value of fixed assets based on a formal appraisal, the allocation of the purchase price was finalized. As a result, the value of identifiable assets acquired increased by approximately $26.9 million, with a resulting decrease to the acquisition premium.

                           GS TECHNOLOGIES CORPORATION
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                             (Dollars in thousands)

4.   Discontinued Operations

Subsequent to the 1995 acquisition of GII, it was determined that the operations of Georgetown Wire Company, Inc. and Tree Island Industries, Ltd., (the "West Coast Wire Business"), did not fit with the long term strategic interests of the Company.

During April 1997, the Executive Committee of the Company's Board of Directors approved the signing of a definitive agreement to sell its West Coast Wire Business. On May 14, 1997, the Company sold this business for approximately $55,897, resulting in a loss on disposition of $23,008, net of taxes of $1,342. Accordingly, the results of operations, cash flows and net assets of this business have been classified as discontinued operations for all periods presented. The income tax effect recorded in connection with this loss represents the state tax benefit as the federal tax benefit was recorded as a deferred tax asset in connection with finalizing the purchase accounting (see
Note 3). The West Coast Wire Business had combined annual sales of $124,300 and net earnings of $2,400 in 1996.

5.   Inventories

Inventories consist of the following:


                                                         December 31,         March 31,
                                                             1996               1997
                                                           ---------          ---------
Inventories at FIFO and average cost:
     Finished and semi-finished                            $  63,465          $  66,930
     Raw materials                                            61,154             61,696
                                                           ---------          ---------
          Total                                              124,619            128,626
                                                           ---------          ---------

Inventories at LIFO:
     Finished and semi-finished                                4,658              1,810
     Adjustment to state inventories at LIFO value              (301)              (119)
                                                           ---------          ---------
          Total                                                4,357              1,691
                                                           ---------          ---------
                                                           $ 128,976          $ 130,317
                                                           =========          =========

The carrying value of inventories approximates replacement cost.

Effective January 1, 1996, the Company changed its method of accounting for spare parts and supplies from expensing them at time of purchase to inventorying them and charging them to expense in the period in which they are used. This method is consistent with prevailing industry practice and in management's opinion, results in a better matching of costs with related revenues. The effect to the change was to increase net income for the quarter ended March 31, 1996 by $3,556, net of applicable taxes.

                           GS TECHNOLOGIES CORPORATION
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                             (Dollars in thousands)

6.   Investment in Joint Ventures

The Company's Peruvian subsidiary, Acerco, and two joint venture partners acquired in March 1996, through Sidercorp S.A. ("Sidercorp"), approximately ninety-six percent of the outstanding common stock of Empresa Siderugica del Peru S.A. ("Siderperu"). Each of the joint venture partners made an initial investment of $11,147 and owns one-third of the outstanding capital stock of Sidercorp. Under the terms of the acquisition, Acerco will manage the operations of Siderperu. Also, in connection with the acquisition, Siderperu entered into a Technical Assistance Agreement with each of Acerco and GST and entered into a Steel Bar Supply Agreement with Acerco and the Company's Chilean subsidiary, MolyCop Chile, S.A.

In June 1996, the Company entered into an agreement to form a new Italian joint venture to be called GSI Lucchini SpA. The joint venture, to be 49% owned by the Company, will manufacture and sell grinding media. Manufacturing assets and spare parts inventory from the Company's Cividale forged ball plant were sold to the joint venture's new facility which commenced operations in March 1997. Operations at the Cividale facility ceased at the end of October 1996.

In August 1996, the Company and Birmingham Steel established a fifty/fifty joint venture, American Iron Reduction LLC, which will build and operate a Direct Reduced Iron (DRI) facility. DRI is a substitute for scrap steel used in the Company's steel making facilities. The Company made an initial non-cash equity contribution of $5,000 and is committed to make additional equity investments of up to $22,500, primarily during 1997. Construction is expected to be completed by the end of 1997. The financing was obtained on a non-recourse basis to GSTOC and the Company.

All of the joint ventures are invoiced technical service fees pursuant to technology and management support agreements. These amounts are included in the accompanying income statements as a separate component of other income.

7.   Payables and Accrued Liabilities

Payables and accrued liabilities consist of the following:

                               December 31,      March 31,
                                   1996             1997
                               ------------      ---------
Trade payables                   $ 91,652         $100,165
Salaries and wages                 14,269           11,654
Accrued interest payable            9,639            9,397
Other                              35,391           25,993
                                 --------         --------
                                 $150,951         $147,209
                                 ========         ========

8.   Short-Term Debt

Short-term debt consists of $12,462 and $3,387 in short-term revolving credit facilities in Peru and Italy, respectively.

                           GS TECHNOLOGIES CORPORATION
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                             (Dollars in thousands)

9.   Commitments and Contingencies

Litigation Other Contingencies

In August, 1996, Samsung America, Inc. ("Samsung") filed an action in the Supreme Court of the state of New York seeking monetary damages against GSI, the Company, its Peruvian subsidiary, Acerco, and Acerco's partners in the Siderperu joint venture, collectively, (the "Defendants"). Samsung seeks to recover purported damages of $48.5 million and punitive damages of $10.0 million and alleges that the Defendants failed to honor a written contract which entitled Samsung to obtain an equity interest in Siderperu and to provide certain distribution and trading services on an exclusive basis. The Company believes that it has substantial and meritorious defenses and will defend itself accordingly.

There are various claims pending involving the Company arising out of the normal course of business. In management's opinion, the ultimate liability resulting therefrom will not materially effect the financial position or results of operations of the Company.

Indemnifications from Armco

As part of the Purchase and Sale Agreement with Armco, the Company has been indemnified by Armco for known environmental matters and known quantified income tax issues related to periods prior to November, 1993. The Company has also been indemnified against all unknown other pre-closing environmental matters or conditions for a period of six years from closing. Armco's indemnity covers 100% of the first $10,000 subject to an aggregate deductible of $250 and a fifty-fifty sharing for aggregate claims between $10,000 and $15,000 with a maximum cap of $12,500. Management of the Company is not aware of any current information which would indicate that Armco will not be able to satisfy its obligation to the Company under these indemnifications.

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

Based on the continuing review of environmental requirements, the Company believes it is currently in compliance with environmental requirements. Nevertheless, as is the case with steel producers in general, if a release of hazardous substances occurs on or from the Company's properties or any associated offsite disposal locations, or if contamination from prior activities is discovered at such properties or locations, the Company may be held liable and may be required to pay the cost of remedying the condition or satisfying third party damage claims. The amount of any such liability could be material. The Company devotes considerable resources to ensuring that its operations are conducted in a a manner that reduces such risks.

The Company has several environmental issues currently under discussion with various federal and local agencies, some of which involve compliance and/or remediation at certain properties. The Company records certain operating expenses for environmental compliance, testing and other environmental related costs as expenses when incurred. When it has been possible to determine reasonable estimates of liabilities related to environmental issues, based upon information from engineering and environmental specialists, the Company has made provisions and accruals. At March 31, 1997, $3,760 was accrued for environmental related issues. The Company believes, based upon information currently available to management that it will not require expenditures to maintain compliance with environmental requirements which would have a material adverse effect on its financial condition, results of operations or competitive position.

                           GS TECHNOLOGIES CORPORATION
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                             (Dollars in thousands)

Peru Tax Contingencies

The Company's Peruvian subsidiaries had received various notices of proposed tax assessments from the Peruvian tax authorities for the years 1985 through 1991, which aggregated $16,900. Due to the large number of unsettled tax cases throughout the Peruvian tax system, the Government of Peru issued a one-time amnesty program in October 1996. The Company elected to participate in the amnesty program and has settled all proposed Peruvian tax assessments, including interest and penalties, for a payment of approximately $250. The amounts paid for resolution of the tax assessments were reimbursed in full by Armco under the indemnification provisions of the agreement between Armco and the Company.

Labor Relations

A significant portion of the Company's employees are covered by collective bargaining agreements negotiated with various unions. These agreements expire at various times between November 1997 and March 1999. In the course of previous contract negotiations, the Company has on occasion been affected by work stoppages which have been short in duration and have not had a material effect on the Company's results of operations or financial position. The collective bargaining agreement at the Kansas City facility expired on March 31, 1997. Negotiations for a new contract failed to produce resolution of certain issues and a work stoppage at this facility commenced on April 2, 1997 following a 24 hour extension of the contract. Approximately 650 employees are covered by this collective bargaining agreement and this facility accounts for approximately 32% of the Company's annual net sales. A prolonged work stoppage could have a material adverse effect on the Company's results of operations. Supervisory personnel at this facility have continued production and shipments at reduced levels, and the Company continues to work toward resolution of the remaining issues.

10.    Geographic Information

Financial information, by geographic region, for the Company is presented below. United States includes GSTOC and MEI. South America is principally comprised of the Company's operations in Chile and Peru. Europe and Other includes the Company's operations in Europe (principally Italy), and other joint venture interests around the world.

                                                     March 31, 1997 and the three months ended March 31, 1997
                                               -------------------------------------------------------------------
                                                   United           South             Europe
                                                   States          America          and Other          Total
                                               ---------------  ---------------   ---------------  ---------------
Net sales                                         $181,390           $21,868            $5,625         $208,883
Equity in income of joint ventures                   1,563                                 253            1,816
Operating profit                                    12,563               360               212           13,135
Net income (loss)                                  (21,582)            1,919                53          (19,610)
Identifiable assets                                611,046            63,818            17,881          692,745
Total liabilities                                  546,588            41,918             9,699          598,205
Net assets                                          64,838            21,900             7,802           94,540


                                                               Three months ended March 31, 1996
                                               --------------------------------------------------------------------
                                                   United           South             Europe
                                                   States          America          and Other           Total
                                               ---------------  ---------------  -----------------  ---------------
Net sales                                         $166,140           $19,115            $6,326          $191,581
Equity in income of joint ventures                     450                                 419               869
Operating profit                                     4,191               360                42             4,593
Net income (loss)                                     (102)            1,165               286             1,349

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

                                                                       December 31, 1996        March 31, 1997
                                                                       -------------------    ------------------
Current assets                                                               $265,630               $237,514
Noncurrent assets                                                             313,107                310,984
                                                                       -------------------    ------------------

     Total assets                                                            $578,737               $548,498
                                                                       ===================    ==================

Current liabilities                                                          $109,542               $104,223
Noncurrent liabilities                                                        393,819                388,056
                                                                       -------------------    ------------------
     Total liabilities                                                        503,361                492,279

Common stock, additional paid-in
   capital and retained earnings                                               75,376                 56,219
                                                                       -------------------    ------------------

      Total                                                                  $578,737               $548,498
                                                                       ===================    ==================

                                                                          Three Months          Three Months
                                                                             Ended                  Ended
                                                                           March 31,              March 31,
                                                                              1996                  1997
                                                                       -------------------    ------------------
Net sales                                                                    $149,866               $164,697
Cost of products sold                                                         137,012                142,664
Selling, general and administrative expenses                                    6,732                  6,515
Depreciation and amortization                                                   5,557                  6,282
                                                                       -------------------    ------------------

     Operating profit                                                             565                  9,236

Interest expense                                                               (9,689)                (9,904)
Fees from joint ventures                                                          892                  1,049
Other, net                                                                        (31)                   523
                                                                       -------------------    ------------------
Income (loss) from continuing operations
  before income tax and cumulative effect
  of accounting change                                                         (8,263)                   904
Income tax (provision) benefit                                                  3,617                   (302)
                                                                       -------------------    ------------------
Income (loss) from continuing operations
  before cumulative effect of accounting
  change                                                                       (4,646)                   602

Discontinued operations:
  Income (loss) from discontinued operations                                      (44)                   445
  Loss on disposal                                                                                   (23,008)

Cumulative effect of change in accounting                                       3,556
                                                                       -------------------    ------------------

                                                                                  (44)               (22,563)

     Net income (loss)                                                        $(1,134)              $(21,961)
                                                                       ===================    ==================

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the unaudited consolidated financial statements and accompanying notes. All amounts and percentages are presented net of discontinued operations unless otherwise noted.

                       SUMMARY STATEMENTS OF OPERATIONS
                      (Dollars in thousands, unaudited)


                                                                  Three Months Ended
                                                          -------------------------------------
                                                           March 31, 1996     March 31, 1997
                                                          -----------------  ------------------
Net sales                                                       $191,581           $208,883
Cost of products sold                                            169,181            176,989
Selling, general and administrative expenses                      11,352             11,550
Depreciation and amortization                                      6,455              7,209
                                                          -----------------  ------------------
Operating profit                                                   4,593             13,135
Net interest expense (1)                                         (10,436)           (10,200)
Other income (2)                                                   1,438              3,089
Income tax (provision) benefit                                     2,242             (3,071)
                                                          -----------------  ------------------
Income (loss) from continuing operations                          (2,163)             2,953
Discontinued operations                                              (44)               445
Loss on disposal of business                                                        (23,008)
Cumulative effect of accounting change                             3,556
                                                          -----------------  ------------------
Net income                                                        $1,349           $(19,610)
                                                          =================  ==================

(1)- Net interest expense includes interest income, interest expense and $459 of amortization of debt issuance costs.

(2)- Other income includes equity in income of joint ventures, fees from joint ventures, minority interest and other, net.

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996.

Discontinued Operations. During April 1997, the Executive Committee of the Company's Board of Directors approved the signing of a definitive agreement to sell its West Coast Wire Business, a non-strategic line of business. On May 14, 1997, the Company sold this business for approximately $55.9 million, resulting in an after tax loss on disposition of approximately $23.0 million. Accordingly, the results of operations of this business have been reclassified as discontinued operations and the following discussion, excludes the tons shipped and other operating results of this business for all periods presented.

Net Sales. Net sales increased $17.3 million over the first quarter of 1996 to $208.9 million due primarily to increases in volume of wire rod and grinding media.

Quarterly wire rod sales were $106.2 million in 1997 compared to $87.2 million in 1996. The net increase results from an increase in wire rod volume of approximately 22% reflecting continuing improvement in wire rod production efficiencies and the first quarter 1996 shutdown of the Georgetown, South Carolina facility for installation of a new C-Hook coil conveyor system. During March, the Kansas City rod mill operated at 79% of capacity. Quarter to quarter average wire rod selling prices were unchanged.

Grinding media sales increased to $51.0 million in 1997 compared to $46.3 million in 1996, an increase of 10.2%. Volume of grinding media shipments was up approximately 14,600 tons or 15.6%, increasing net sales by $7.2 million. Average grinding media selling prices decreased $23 per ton, quarter to quarter, resulting in a decrease in net sales of $2.3 million.

Sales from the wire and wire products and mill liner businesses for the first quarter of 1997 remained fairly consistent with the first quarter of 1996.

Cost of Products Sold and Gross Margins. Cost of products sold as a percent of net sales decreased to 84.7% in 1997 from 88.3% in 1996. Margins were positively impacted by a reduction in conversion costs in the production of wire rod of approximately 13% on a per ton basis. Gross margins increased by $9.5 million or 42.4% to $31.8 million for the current quarter.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter have decreased as a percent of net sales to 5.5% from 5.9%.

Depreciation and Amortization. Depreciation and amortization expense for the first quarter increased by $.7 million to $7.2 million. This increase results from capital additions and improvements.

Net Interest Expense. Net interest expense of $10.2 million for the first quarter remains relatively consistent with the same quarter of 1996.

Other income. Other income, which is primarily equity income and fees from joint ventures, increased to $3.1 million for 1997 compared to $1.4 million for 1996 due primarily to inclusion in first quarter 1997 of equity earnings and fees from the Siderperu investment made in March 1996.

Income Tax Provision/Benefit. The Company recorded an income tax provision of $3.1 million on pre-tax earnings from continuing operations of $6.0 million for the first quarter of 1997 at an effective rate of 51.0%. This compares to an income tax benefit of $2.2 million on a pre-tax loss from continuing operations of $4.4 million for the first quarter of 1996 at an effective rate of 50.9%. The effective rate remains high due primarily to limitations on the Company's ability to utilize foreign tax credits and the nondeductibility of amortization expense associated with the premium recorded in connection with the GII acquisition. The income tax effect recorded in connection with the loss on discontinued operations of $1.3 million represents the state tax benefit only as the federal tax benefit was recorded as a deferred tax asset in the purchase accounting associated with the GII acquisition.

Income (Loss) from Continuing Operations. As a result of the factors discussed above, the Company had income from continuing operations of $3.0 million for the first quarter of 1997 compared to a loss from continuing operations of $2.2 million for the first quarter of 1996.

Net Income (Loss). Due to the loss on the disposal of the West Coast Wire Business, the Company experienced a net loss for the first quarter of 1997 of $19.6 million compared to net income of $1.3 million for the first quarter of 1996 after the cumulative effect of an accounting change which increased net income $3.6 million.

Collective Bargaining Agreement. The collective bargaining agreement at the Kansas City facility expired on March 31, 1997. Negotiations for a new contract failed to produce resolution of certain issues and a work stoppage at this facility commenced on April 2, 1997 following a 24 hour extension of the contract. Approximately 650 employees are covered by this collective bargaining agreement. A prolonged work stoppage could have a material adverse effect on the Company's results of operations. Supervisory personnel at this facility have continued production and shipments on a reduced basis and the Company continues to work toward resolution of the remaining issues.

Liquidity and Capital Resources

At March 31, 1997, the Company had total cash and cash equivalents of $9.7 million, an increase of $1.9 million from December 31, 1996. Operating activities provided $11.7 million of cash during the three months ended March 31, 1997. Changes in operating assets and liabilities provided $4.1 million of cash comprised principally of a decrease in accounts receivable ($8.9 million) offset by an increase in inventories ($1.3 million) and a decrease in payables and accrued liabilities ($4.2 million). $1.9 million of cash was used to make payments on revolvers and long-term debt, and $7.8 million was invested in properties and joint ventures.

Management believes that funds available from the Company's cash flow from operations and credit facilities will be sufficient, in the aggregate, to fund planned working capital and capital expenditure requirements for the remainder of 1997. There are fluctuations in the Company's working capital needs over the course of a year, generally influenced by various factors such as seasonality, inventory levels and the timing of raw material purchases. Due to the cyclical nature of the Company's business, management believes that it is important for the Company to maintain borrowing facilities in excess of working capital requirements.

The Company currently intends to make an equity investment of up to $22.5 million, primarily during 1997, in American Iron Reduction LLC, a joint venture to build and operate a scrap substitute facility.

The Company will manage its liquidity needs on a consolidated basis with borrowings that will be available under the Company's Revolving Credit Facility, a revolving credit facility at MEI and various credit facilities available at its international subsidiaries and joint ventures. Management believes the additional borrowing availability under the Credit Facilities (as defined below) and the cash flows from operations will be sufficient to meet anticipated capital expenditures through the term of the Company's capital investment program and to make principal and interest payments on the Company's indebtedness when due. The Company believes cash flows from operations will continue to improve due to the ongoing benefits of its business strategy, including its cost reduction program and planned capital investment projects.

Borrowings under the Revolving Credit Facility bear interest at a floating rate. Increases in prevailing rates could adversely affect the Company's cash flow. To the extent that the interest rate on the Revolving Credit Facility increases or the principal amount outstanding increases, there will be corresponding increases in the Company's interest obligations. Under the Revolving Credit Facility, the Company's availability is $145 million (subject to a borrowing base limitation). As of March 31, 1997, the availability under the Revolving Credit Facility was $139.9 million, of which $56.9 million was outstanding. At March 31, 1997, $24.6 million of letters of credit were outstanding.

The Company intends to use the proceeds from the sale of the West Coast Wire Business to repay amounts outstanding under the revolver. Disposal of this business will decrease the Company's availability under its Revolving Credit facility by approximately $32.7 million.

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

Environmental and Tax Contingencies and Indemnification

Note 9 to the Company's Unaudited Consolidated Financial Statements is herein incorporated by reference.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

         Note 9 to the Company's Unaudited Consolidated Financial Statements is herein incorporated by reference.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits filed herewith:

              Exhibit No.   Description
              -----------   -----------
              10.33         Acquisition Agreement Among Tree Island Industries,
                            Ltd., GS Industries, Inc., GS Technologies
                            Corporation, GS Technologies Operating Co., Inc.,
                            Tricor Pacific Capital, Inc., TI Industries, Inc.,
                            Tree Island Wire Holdings (USA), and TII Acquisition
                            Sub, Inc.

              27            Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of May, 1997.

                                          GS Technologies Corporation
                                                      and
                                       GS Technologies Operating Co., Inc.
                                                   (Registrant)

                                    By: /s/ Luis E. Leon
                                        --------------------------------------
                                                    Luis E. Leon
                                       Senior Vice President, Chief Financial
                                                 Officer and Treasurer