Form 10-Q
period 1997-06-30
GS TECHNOLOGIES OPERATING CO INC
filed 1997-08-11
CIK 925906

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997    COMMISSION FILE NUMBER 033-80618

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

                              Yes [X]    No [ ]

         There were 100 shares of GS Technologies Operating Co., Inc. Common Stock, par value $.01 per share, outstanding at August 8, 1997. There were 100 shares of GS Technologies Corporation Common Stock, par value $.01 per share, outstanding at August 8, 1997.

         This document consists of 16 sequentially numbered pages.


================================================================================

PART I. FINANCIAL INFORMATION (UNAUDITED)

GS Technologies Corporation (the "Company" or "GST"), a wholly-owned subsidiary of GS Industries ("GSI"), is the largest producer of steel wire rod in North America and of grinding media and mill liners for the worldwide mining industry as well as a leading producer of certain wire products for the U.S. and export markets. GST has fully and unconditionally guaranteed two series of Senior notes totaling $250 million aggregate principal amount issued by its wholly-owned subsidiary, GS Technologies Operating Co., Inc. ("GSTOC").

INDEX

    ITEM                                                                 PAGE

    (1)      Unaudited Consolidated Financial Statements of the
             Company

             Unaudited Consolidated Statements of Operations for
             the Three Months and Six Months ended June 30, 1996
             and June 30, 1997                                             3

             Unaudited Consolidated Balance Sheets as of December
             31, 1996 and June 30, 1997                                    4

             Unaudited Consolidated Statements of Cash Flows for
             the Six Months ended June 30, 1996 and June 30, 1997          5

             Notes to Unaudited Consolidated Financial Statements          6

    (2)      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          11

                           GS TECHNOLOGIES CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                             (Dollars in thousands)


                                               Three Months Ended             Six Months Ended
                                       ------------------------------   -----------------------------
                                       June 30, 1996    June 30, 1997   June 30, 1996   June 30, 1997
                                       -------------    -------------   -------------   -------------

Net sales                                 $ 213,132       $ 184,515       $ 404,713       $ 393,398

Operating costs and expenses:
     Cost of products sold                  184,347         168,693         353,528         345,682
     Selling, general and
       administrative expenses               12,044          12,104          23,396          23,654
     Depreciation and amortization            6,821           7,695          13,276          14,904
                                          ---------       ---------       ---------       ---------
                                            203,212         188,492         390,200         384,240
                                          ---------       ---------       ---------       ---------

Operating profit (loss)                       9,920          (3,977)         14,513           9,158

Other income (expense):
     Interest expense, net                  (10,389)        (10,398)        (20,825)        (20,598)
     Equity in income of
        joint ventures                          981           1,423           1,850           3,239
     Fees from joint ventures                   681             558           1,238           1,445
     Other, net                                  34             234              46             620
                                          ---------       ---------       ---------       ---------
                                             (8,693)         (8,183)        (17,691)        (15,294)
                                          ---------       ---------       ---------       ---------

Income (loss) from continuing
 operations before income taxes
 and cumulative effect of
 accounting change                            1,227         (12,160)         (3,178)         (6,136)

Income tax (provision) benefit                 (521)          6,199           1,721           3,128
                                          ---------       ---------       ---------       ---------


Income (loss) from continuing
 operations before cumulative
 effect of accounting change                    706          (5,961)         (1,457)         (3,008)


Discontinued operations (Note 4):
  Income from discontinued
   operations, net of taxes                     153                             109             445
  Loss on disposal of discontinued
    operations, net of taxes                                                                (23,008)
                                          ---------       ---------       ---------       ---------
                                                153                                         (22,563)
                                          ---------       ---------       ---------       ---------
Income (loss) before cumulative
  effect of accounting change                   859          (5,961)         (1,348)        (25,571)

Cumulative effect of change in
  accounting for spare parts
  inventories, net of taxes (Note 5)                                          3,556
                                          ---------       ---------       ---------       ---------

Net income (loss)                         $     859       $  (5,961)      $   2,208       $ (25,571)
                                          =========       =========       =========       =========



           See notes to unaudited consolidated financial statements

                           GS TECHNOLOGIES CORPORATION
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)


                                                                             December 31,      June 30,
                                                                                 1996            1997
                                                                              ---------       ---------
ASSETS
Current assets:
   Cash and cash equivalents                                                  $   7,747       $   6,209
   Receivables less allowance for doubtful accounts                             106,314          94,357
   Receivable from related party                                                  6,991           3,958
                                                                              ---------       ---------
      Total receivables                                                         113,305          98,315
                                                                              ---------       ---------
   Inventories                                                                  128,976         128,574
   Net assets of discontinued operations                                         75,265
   Prepaid expenses and other current assets                                      4,190           7,508
   Recoverable income taxes                                                       5,902           8,088
   Deferred tax benefit                                                           2,092           2,441
                                                                              ---------       ---------
     Total current assets                                                       337,477         251,135

Investments in joint ventures                                                    31,097          32,249
Properties, net                                                                 263,402         261,346
Acquisition premium                                                              62,324          61,519
Other assets                                                                     20,904          19,027
                                                                              ---------       ---------
     Total assets                                                             $ 715,204       $ 625,276
                                                                              =========       =========


LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Notes payable                                                              $  15,717       $  15,480
   Current portion of long-term debt                                                862             787
   Payables and accrued liabilities                                             150,951         140,701
                                                                              ---------       ---------
     Total current liabilities                                                  167,530         156,968

Long-term debt                                                                  368,554         317,494
Post retirement benefit obligations other than pensions                          25,793          26,359
Deferred income taxes payable                                                    17,489          11,265
Other long-term liabilities                                                      23,077          24,987
Commitments and contingencies (Note 9)
                                                                              ---------       ---------
     Total liabilities                                                          602,443         537,073
                                                                              ---------       ---------

Stockholder's equity:
   Common Stock, $.01 par value, 1,000 shares authorized, and 100 shares issued and outstanding at December 31, 1996 and June
      30, 1997                                                                        1               1
   Additional paid in capital                                                   132,166         132,166
   Retained earnings (accumulated deficit)                                      (17,729)        (43,300)
   Cumulative translation adjustment                                             (1,677)           (664)
                                                                              ---------       ---------
     Total stockholder's equity                                                 112,761          88,203
                                                                              ---------       ---------
     Total liabilities and stockholder's equity                               $ 715,204       $ 625,276
                                                                              =========       =========


            See notes to unaudited consolidated financial statements

                           GS TECHNOLOGIES CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                  Six Months ended
                                                                             -------------------------
                                                                              June 30,       June 30,
                                                                               1996            1997
                                                                             ---------       ---------
OPERATING ACTIVITIES:
   Net income (loss)                                                         $   2,208       $ (25,571)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Cumulative effect of accounting change                                     (3,556)
     Depreciation and amortization                                              13,276          14,904
     Loss on disposal of discontinued operations (non-cash)                                     23,008
     Net cash from discontinued operations                                       2,785          (2,138)
     (Gain) loss on disposal of fixed assets                                        17            (158)
     Deferred income taxes                                                       1,515          (6,573)
     Equity in income of joint ventures                                         (1,850)         (3,239)
     Dividends from joint ventures                                               3,439           1,922
     Post retirement benefit obligations accrued in excess of cash paid            955             566
     Changes in operating assets and liabilities:
         Receivables                                                               345          14,990
         Inventories                                                             9,265             402
         Payables and accrued liabilities                                       (5,125)        (10,725)
         Income taxes                                                            1,208          (1,711)
         Other                                                                  (1,199)            897
                                                                             ---------       ---------
           Net cash provided by operating activities                            23,283           6,574
                                                                             ---------       ---------

INVESTING ACTIVITIES:
   Proceeds from disposal of discontinued operations                                            57,024
   Purchase of properties                                                      (26,118)        (12,165)
   Proceeds from disposal of fixed assets                                          950             514
   Investment in joint ventures                                                (11,166)           (497)
                                                                             ---------       ---------
           Net cash provided by (used in) investing activities                 (36,334)         44,876
                                                                             ---------       ---------

FINANCING ACTIVITIES:
   Proceeds from (payments on) notes payable, net                               15,925            (237)
   Borrowings under revolving credit facility                                  118,746          93,597
   Repayments on revolving credit facility                                    (120,515)       (145,609)
   Repayments on long-term debt                                                   (250)           (250)
                                                                             ---------       ---------
           Net cash provided by (used in) financing activities                  13,906         (52,499)
                                                                             ---------       ---------

Effect of exchange rate changes on cash                                            197            (489)
                                                                             ---------       ---------

Net increase (decrease) in cash and cash equivalents                             1,052          (1,538)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                          10,289           7,747
                                                                             ---------       ---------
   End of period                                                             $  11,341       $   6,209
                                                                             =========       =========


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

2. FINANCIAL STATEMENT NOTES

Reference is made to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 for a summary of significant accounting policies and other information, the substance of which has not changed materially as of June 30, 1997, unless otherwise noted herein.

3. THE GEORGETOWN ACQUISITION

In August, 1995, all of the issued and outstanding common stock of the Company was converted into shares of common stock of GS Industries, Inc. ("GSI") and the Company became a wholly-owned subsidiary of GSI. In October, 1995, GSI and the Company, through its wholly-owned subsidiary, GS Technologies Operating Co., Inc. ("GSTOC"), acquired Georgetown Industries, Inc. ("GII") and GII and its subsidiaries are now wholly-owned subsidiaries of GSTOC. The results of GII's operations have been consolidated with those of the Company since the date of acquisition.

The acquisition was recorded in accordance with the purchase method of accounting. Accordingly, the purchase price plus direct costs were allocated to the assets acquired and liabilities assumed based on preliminary estimates of fair values at the date of acquisition, October 5, 1995. During 1996, as a result of the recognition of previously unrecorded deferred tax assets, the resolution of certain contingent liabilities and an increase in the recorded value of certain fixed assets based on a formal appraisal, the allocation of the purchase price was finalized. As a result, the value of identifiable assets acquired was increased by approximately $26.9 million, with a resulting decrease to the acquisition premium.

4. DISCONTINUED OPERATIONS

On May 14, 1997, the Company sold Georgetown Wire Company, Inc. and Tree Island Industries, Ltd. (the "West Coast Wire Business") for approximately $55.9 million, resulting in an estimated loss on disposition of $23.0 million, net of taxes. Accordingly, the results of operations, cash flows and net assets of this business have been classified as discontinued operations for all periods presented. The Company has recorded a net tax benefit of $16.7 million on the transaction. $15.4 million of the tax benefit relates to the difference between the book and tax basis of the business sold. This amount was recorded as a deferred tax asset in connection with finalizing the purchase accounting (see
Note 3). The remaining tax benefit of $1.3 million has been netted against the loss from discontinued operations. The West Coast Wire Business had combined annual sales of $124.3 million and net earnings of $2.4 million in 1996.

                           GS TECHNOLOGIES CORPORATION
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (Dollars in thousands)

5. INVENTORIES

Inventories consist of the following:

                                                                December 31,      June 30,
                                                                    1996            1997
                                                                 ---------       ---------
         Inventories at FIFO and average cost:
              Finished and semi-finished                         $  63,465       $  71,981
              Raw materials                                         61,154          54,525
                                                                 ---------       ---------
                   Total                                           124,619         126,506
                                                                 ---------       ---------

         Inventories at LIFO:
              Finished and semi-finished                             4,658           2,133
              Adjustment to state inventories at LIFO value           (301)            (65)
                                                                 ---------       ---------
                   Total                                             4,357           2,068
                                                                 ---------       ---------
                                                                 $ 128,976       $ 128,574
                                                                 =========       =========

The carrying value of inventories approximates replacement cost.

Effective January 1, 1996, the Company changed its method of accounting for spare parts and supplies from expensing them at time of purchase to inventorying them and charging them to expense in the period in which they are used. This method is consistent with prevailing industry practice and in management's opinion, results in a better matching of costs with related revenues. The effect to the change was to increase net income for the six months ended June 30, 1996 by $3.6 million, net of applicable taxes of $2.4 million.

6. INVESTMENT IN JOINT VENTURES

In March 1996, the Company's Peruvian subsidiary, Acerco, and two joint venture partners acquired, through Sidercorp S.A. ("Sidercorp"), approximately ninety-six percent of the outstanding common stock of Empresa Siderugica del Peru S.A. ("Siderperu"). Each of the joint venture partners made an initial investment of $11.1 million and owns one-third of the outstanding capital stock of Sidercorp. Under the terms of the acquisition, Acerco manages the operations of Siderperu. Also, in connection with the acquisition, Siderperu entered into a Technical Assistance Agreement with each of Acerco and GST and entered into a Steel Bar Supply Agreement with Acerco and the Company's Chilean subsidiary, MolyCop Chile, S.A.

In June 1996, the Company entered into an agreement to form a new Italian joint venture called GSI Lucchini SpA. The joint venture, 49% owned by the Company, manufactures and sells grinding media. Manufacturing assets and spare parts inventory from the Company's Cividale forged ball plant were sold to the joint venture's new facility which commenced operations in March 1997. Operations at the Cividale facility ceased at the end of October 1996.

The Company and Birmingham Steel are fifty-fifty shareholders in a joint venture, American Iron Reduction LLC, (AIR) which is currently constructing a Direct Reduced Iron (DRI) facility. This DRI facility is expected to produce approximately 1.2 million metric tons of DRI annually and construction is expected to be completed by the end of 1997. DRI is a substitute for steel scrap used in the Company's steel making facilities. The Company made an initial non-cash equity contribution of $5.0 million and is committed to make additional equity investments of up to $22.5 million, primarily during 1997. The Company also entered into a DRI purchase agreement with AIR to purchase up to 600,000 tons of DRI annually. The financing was obtained on a non-recourse basis to GSTOC and the Company.

All of the joint ventures are charged technical service fees pursuant to technology and management support agreements. These amounts are included in the accompanying income statements as a separate component of other income.

                           GS TECHNOLOGIES CORPORATION
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (Dollars in thousands)

7. PAYABLES AND ACCRUED LIABILITIES

Payables and accrued liabilities consist of the following:

                                   December 31,         June 30,
                                      1996                1997
                                    --------            --------
Trade payables                      $ 91,652            $ 82,008
Salaries and wages                    14,269              14,293
Accrued interest payable               9,639              10,061
Other                                 35,391              26,251
                                    --------            --------
                                    $150,951            $132,613
                                    ========            ========

8. SHORT-TERM DEBT

Short-term debt consists of $7.7 million, $5.2 million and $2.6 million in short-term revolving credit facilities in Peru, Chile and Italy, respectively.

9. COMMITMENTS AND CONTINGENCIES

LITIGATION OTHER CONTINGENCIES

In August, 1996, Samsung America, Inc. ("Samsung") filed an action in the Supreme Court of the state of New York seeking monetary damages against GSI, the Company, its Peruvian subsidiary, Acerco, and Acerco's partners in the Siderperu joint venture, (collectively, "the Defendants"). Samsung seeks to recover purported damages of $48.5 million and punitive damages of $10.0 million and alleges that the Defendants failed to honor a written contract which entitled Samsung to obtain an equity interest in Siderperu and to provide certain distribution and trading services on an exclusive basis. The Company believes that it has substantial and meritorious defenses and will defend itself accordingly.

There are various claims pending involving the Company arising out of the normal course of business. In management's opinion, the ultimate liability resulting therefrom will not materially effect the financial position or results of operations of the Company.

INDEMNIFICATIONS FROM ARMCO

As part of the Purchase and Sale Agreement with Armco, the Company has been indemnified by Armco for known environmental matters and known quantified income tax issues related to periods prior to November, 1993. The Company has also been indemnified against all unknown other pre-closing environmental matters or conditions for a period of six years from closing. Armco's indemnity covers 100% of the first $10.0 million subject to an aggregate deductible of $250 and a fifty-fifty sharing for aggregate claims between $10.0 million and $15.0 million with a maximum cap of $12.5 million. Management of the Company is not aware of any current information which would indicate that Armco will not be able to satisfy its obligation to the Company under these indemnifications.

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

                           GS TECHNOLOGIES CORPORATION
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (Dollars in thousands)

Based upon reviews of the varying requirements, the Company believes it is currently in compliance with environmental requirements. Nevertheless, as is the case with steel producers in general, if a release of hazardous substances occurs on or from the Company's properties or any associated offsite disposal locations, or if contamination from prior activities is discovered at such properties or locations, the Company may be held liable and may be required to pay the cost of remedying the condition or satisfying third party damage claims. The amount of any such liability could be material. The Company devotes considerable resources to ensuring that its operations are conducted in a a manner that reduces such risks.

The Company has several environmental issues currently under discussion with various federal and local agencies, some of which involve compliance and/or remediation at certain properties. The Company records certain operating expenses for environmental compliance, testing and other environmental related costs as expenses when incurred. When it has been possible to determine reasonable estimates of liabilities related to environmental issues, based upon information from engineering and environmental specialists, the Company has made provisions and accruals. At June 30, 1997, $2.3 million was accrued for environmental related issues. The Company believes, based upon information currently available to management that it will not require expenditures to maintain compliance with environmental requirements which would have a material adverse effect on its financial condition, results of operations or competitive position.

LABOR RELATIONS

A significant portion of the Company's employees are covered by collective bargaining agreements negotiated with various unions. These agreements expire at various times between November 1997 and March 1999. In the course of previous contract negotiations, the Company has on occasion been affected by work stoppages.

The collective bargaining agreement at the Kansas City facility expired on March 31, 1997 and the Company and the United Steel Workers of America ("USWA") were unable to agree on terms of a new labor agreement. A work stoppage at this facility commenced on April 2, 1997. On June 13, 1997, the 650 employees covered by this collective bargaining agreement ratified a new five and one-half year agreement and returned to work. This facility has now returned to full production. Management estimates that the work stoppage cost the Company approximately $21.9 million in pre-tax earnings during the quarter ended June 30, 1997 in lost volume, production inefficiencies and increased pension benefits.

10. GEOGRAPHIC INFORMATION

Financial information, by geographic region, for the Company is presented below. United States includes GSTOC and MEI. South America is principally comprised of the Company's operations in Chile and Peru. Europe and Other includes the Company's operations in Europe (principally Italy), and other joint venture interests around the world.

                                                June 30, 1997 and the Six Months ended
                                                            June 30, 1997
                                        -----------------------------------------------------
                                          United           South        Europe
                                          States          America      and Other      Total
                                          ------          -------      ---------      -----
Net sales                               $ 335,613       $ 49,608       $ 8,177      $ 393,398
Operating profit                            4,604          4,393           161          9,158
Equity in income of joint ventures          1,526          1,597           116          3,239
Net income (loss)                         (29,906)         4,096           239        (25,571)
Identifiable assets                       538,594         63,401        15,193        617,188
Total liabilities                         479,327         41,844         7,814        528,985
Net assets                                 59,267         21,557         7,379         88,203

                                                    Six Months ended June 30, 1996
                                        -----------------------------------------------------
                                          United           South        Europe
                                          States          America      and Other      Total
                                          ------          -------      ---------      -----
Net sales                               $ 350,198       $ 41,531       $12,984      $ 404,713
Operating profit                            9,483          4,319           711         14,513
Equity in income of joint ventures          1,549           (442)          743          1,850
Net income (loss)                          (1,080)         2,324           964          2,208

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

                                   December 31,             June 30,
                                       1996                   1997
                                     --------               --------
Current assets                       $274,130               $175,749
Noncurrent assets                     313,107                322,058
                                     --------               --------

     Total assets                    $587,237               $497,807
                                     ========               ========

Current liabilities                  $110,017               $ 97,261
Noncurrent liabilities                401,844                349,879
                                     --------               --------
     Total liabilities                511,861                447,140

Stockholder's equity                   75,376                 50,667
                                     --------               --------

      Total                          $587,237               $497,807
                                     ========               ========

                                              Three Months Ended                Six Months Ended
                                       -------------------------------   ------------------------------
                                       June 30, 1996     June 30, 1997   June 30, 1996    June 30, 1997
                                       -------------     -------------   -------------    -------------

Net sales                                 $ 166,889        $ 136,003        $ 316,755        $ 300,700
Cost of products sold                       149,449          131,558          286,461          274,222
Selling, general and
  administrative expenses                     6,652            6,843           13,384           13,358
Depreciation and amortization                 5,918            6,733           11,475           13,015
                                          ---------        ---------        ---------        ---------

     Operating profit (loss)                  4,870           (9,131)           5,435              105

Interest expense                             (9,658)          (9,816)         (19,347)         (19,573)
Fees from joint ventures                        811              898            1,703            1,947
Other, net                                      (67)             (76)             (98)             300
                                          ---------        ---------        ---------        ---------
Loss from continuing
 operations before income tax and
 cumulative effect of accounting
 change                                      (4,044)         (18,125)         (12,307)         (17,221)
Income tax benefit                            1,921            6,049            5,538            5,747
                                          ---------        ---------        ---------        ---------

Loss from continuing
 operations before cumulative
 effect of accounting change                 (2,123)         (12,076)          (6,769)         (11,474)

Discontinued operations:
  Income from discontinued
   operations, net of taxes                     153                               109              445
   Loss on disposal of discontinued
     operations, net of taxes                                                                  (23,008)
Cumulative effect of change in
  accounting, net of taxes                                                      3,556
                                          ---------        ---------        ---------        ---------
Net loss                                  $  (1,970)       $ (12,076)       $  (3,104)       $ (34,037)
                                          =========        =========        =========        =========

                           GS TECHNOLOGIES CORPORATION
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the unaudited consolidated financial statements and accompanying notes. All amounts and percentages are presented net of discontinued operations unless otherwise noted.

The forward-looking statements included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Words such as "expects", "anticipates", "believes" and "intends", variations of such words and similar expressions are intended to identify such forward-looking statements. Actual results could differ from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to, the factors discussed in such sections. Forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.


                          SUMMARY STATEMENTS OF INCOME
                        (Dollars in thousands, unaudited)


                                                  Three Months Ended                 Six Months Ended
                                            ------------------------------    ------------------------------
                                            June 30, 1996    June 30, 1997    June 30, 1996    June 30, 1997
                                            -------------    -------------    -------------    -------------
Net sales                                      $ 213,132        $ 184,515        $ 404,713        $ 393,398
Cost of products sold                            184,347          168,693          353,528          345,682
Selling, general and administrative
  expenses                                        12,044           12,104           23,396           23,654
Depreciation and amortization                      6,821            7,695           13,276           14,904
                                               ---------        ---------        ---------        ---------
Operating profit (loss)                            9,920           (3,977)          14,513            9,158
Net interest expense (1)                         (10,389)         (10,398)         (20,825)         (20,598)
Other income (2)                                   1,696            2,215            3,134            5,304
Income (loss) from continuing operations
  before income tax                                1,227          (12,160)          (3,178)          (6,136)
Income tax (provision) benefit                      (521)           6,199            1,721            3,128
                                               ---------        ---------        ---------        ---------
Income (loss) from continuing operations             706           (5,961)          (1,457)          (3,008)
Income from discontinued operations,
  net of taxes                                       153                               109              446
Loss on disposal of discontinued
  operations, net of taxes                                                                          (23,008)
Cumulative effect of accounting change,
  net of taxes                                                                       3,556
                                               ---------        ---------        ---------        ---------
Net income (loss)                              $     859        $  (5,961)       $   2,208        $ (25,571)
                                               =========        =========        =========        =========

(1) - Net interest expense includes interest income, interest expense and amortization of debt-issuance costs.

(2) - Other income includes equity in income of joint ventures, fees from joint ventures, minority interest and other, net.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996.

DISCONTINUED OPERATIONS. On May 14, 1997, the Company sold its West Coast Wire Business for approximately $55.9 million, resulting in an estimated loss on disposition of approximately $23.0 million, net of taxes. Accordingly, the results of operations of this business have been reclassified as discontinued operations and the following discussion excludes the tons shipped and other operating results of this business for all periods presented.

NET SALES. Net sales decreased $11.3 million from $404.7 million in the first half of 1996 to approximately $393.4 million for the first half of 1997. Results were significantly impacted by a work stoppage at the Company's Kansas City facility. The work stoppage began on April 2, 1997 and ended with the successful ratification of a new five and one-half year agreement on June 13, 1997. Estimates indicate the work stoppage cost the Company approximately $21.9 million in pretax earnings during the quarter ended June 30, 1997 in lost volume, increased pension benefits and production inefficiencies, as the Kansas City management team maintained production at reduced levels.

Wire rod sales were up $7.1 million in the first six months of 1997 to $191.1 million. The lost wire rod volume from the work stoppage at Kansas City, estimated to be approximately 82,000 tons, was offset by increased wire rod volume at the Georgetown, South Carolina facility. The first quarter 1996 volume was lower than usual due to a shut-down for installation of a new coil conveyor system at the Georgetown facility. Additionally, average wire rod selling prices increased $6 per ton for the first six months of 1997 over the comparable period of 1996.

Compared to the first half of 1996, grinding media sales were down $.2 million to $98.0 million reflecting the combination of an increase in volume of 7,200 tons offset by a decrease in average selling prices for the first half of 1997 of approximately $14 per ton. The reduction in grinding media sales prices domestically is related to pricing arrangements based on the Company's cost of raw materials. Raw materials cost were less than the prior periods, therefore, the selling price was also reduced; however, margins were maintained and in some cases improved. Internationally the Company substantially increased its market share with several significant customers, this increased volume was at slightly reduced prices but increased the Company value added margins. The lost grinding media volume from the Kansas City second quarter work stoppage, estimated at approximately 13,000 tons, was offset by increased first quarter volumes from the Kansas City facility of 6,600 tons and increased volumes during the first half of 1997 from the Company's South American operations of 13,600 tons.

Sales of wire products decreased $3.3 million to $44.0 million due to decreased volume of 5,600 tons, partially offset by a six month to six month increase in average selling price of $9 per ton.

Mill liner sales increased $2.2 million to $36.7 million due largely to favorable product mix resulting in an increase in average selling price of $75 per ton.

COST OF PRODUCTS SOLD AND GROSS MARGIN. Cost of products sold as a percent of net sales increased to 87.9% in 1997 from 87.4% in 1996 resulting in decreased gross margin from 12.6% in 1996 to 12.1% in 1997. Wire rod conversion costs at the Kansas City facility were up approximately 10.6% and conversion costs for the production of domestic grinding media in Kansas City were up 29%. These increases reflect the reduction in volume and the production inefficiencies resulting from the work stoppage. These increases were partially offset by wire rod conversion cost reductions at the Georgetown facility which were down 1.9% and by an 11.1% reduction in the cost of producing international grinding media.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percent of sales for the six months have increased from 5.8% in 1996 to 6.0% in 1997 due to the decrease in sales and certain one time strike related costs.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the first six months increased by $1.6 million to 14.9 million. This increase results from capital additions and improvements.

NET INTEREST EXPENSE. The decrease in net interest expense of $.2 million for the first six months reflects, for a portion of the second quarter, the repayment of debt with proceeds from the sale of the West Coast Wire Business.

OTHER INCOME. Other income, which is primarily equity income and fees from joint ventures, increased to $5.3 million for 1997 compared to $3.1 million for 1996 due primarily to inclusion in 1997 of a full six months of equity earnings and fees from the Siderperu investment made in March 1996 and to improvements in Siderperu's operations since it has been managed by the Company.

INCOME TAX PROVISION/BENEFIT. The Company recorded an income tax benefit of $3.1 million on a pre-tax loss from continuing operations of $6.1 million for the first six months of 1997. This compares to an income tax benefit of $1.7 million on a pre-tax loss from continuing operations of $3.2 million for the first six months of 1996. Taxes remain high due primarily to limitations on the Company's current ability to utilize foreign tax credits and the nondeductibility of amortization expense associated with the premium recorded in connection with the GII acquisition. Income taxes recorded in connection with the loss on discontinued operations of $1.3 million represent the net tax benefit expected to be realized in excess of the amount recorded as a deferred tax asset in the purchase accounting associated with the GII acquisition.

INCOME (LOSS) FROM CONTINUING OPERATIONS. As a result of the factors discussed above, the Company had a loss from continuing operations of $3.0 million for the first six months of 1997 compared to a loss from continuing operations of $1.5 million for the first six months of 1996.

NET INCOME (LOSS). After the loss on the disposal of the West Coast Wire Business, the Company experienced a net loss for the first six months of 1997 of $25.6 million compared to net income of $2.2 million for the first six months of 1996 after the cumulative effect of an accounting change which increased 1996 net income by $3.6 million.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996.

NET SALES. Net sales for the second quarter of 1997 were $184.5 million compared to $213.1 million for the second quarter of 1996. As discussed above, the decrease is primarily related to the Kansas City work stoppage.

Wire rod sales for 1997 were down $11.9 million to $84.9 million from the same three months of 1996. The lost wire rod volume from the work stoppage at Kansas City, estimated to be 82,000 tons, was partially offset by an increase in average wire rod selling prices of $16 per ton. With improvements in wire rod production efficiencies, the Company was capable of having increased volumes for the quarter of approximately 37,000 tons over the same three months of 1996 if the work stoppage had not commenced at Kansas City.

A net $5.9 million decrease in grinding media sales results from the combination of a decrease in domestic volume of 13,000 tons (due to the work stoppage), an increase in foreign volume of 5,000 tons and a decrease in average selling prices of $29 per ton. The reduction in grinding media sales prices domestically is related to pricing arrangements based on the Company's cost of raw materials. Raw materials cost were less than the prior periods, therefore, the selling price was also reduced; however, margins were maintained and in some cases improved. Internationally the Company substantially increased its market share with several significant customers, this increased volume was at slightly reduced prices but increased the Company value added margins.

Sales of wire products decreased approximately $2.7 million due to a 4,300 ton decrease in volume, due primarily to competition from imports. Sales of mill liners were up $2.1 million due to a $64 per ton increase in average selling price, resulting primarily from product mix.

COST OF PRODUCTS SOLD AND GROSS MARGIN. Cost of products sold as a percent of net sales increased from 86.5% in 1996 to 91.4% in 1997 resulting in a decrease in gross margin from 13.5% to 8.6% quarter to quarter. The decrease results from production inefficiencies and reduced volumes associated with the work stoppage which caused a 56% increase in wire rod conversion costs at the Kansas City facility and a 71% increase in conversion costs for the production of domestic grinding media as compared to the first quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percent of net sales increased to 6.6% for the second quarter of 1997 from 5.6% for the second quarter of 1997 due to the decrease in sales and one time certain strike related costs.

OTHER INCOME. Other income increased $.5 million due primarily to improvements in the operations of Siderperu since it has been managed by the Company.

INCOME TAX PROVISION/BENEFIT. The Company recorded an income tax benefit of $6.2 million on a pre-tax loss from continuing operations of $12.2 million for the second quarter of 1997. This compares to an income tax provision of $.5 million on pre-tax earnings of $1.2 million for the second quarter of 1996. Taxes remain high due primarily to limitations on the Company's current ability to utilize foreign tax credits and the non-deductibility of amortization expense associated with the GII acquisition premium.

NET INCOME (LOSS). As a result of the factors discussed above, the Company had a net loss of $5.9 million for the three months ended June 30, 1997 compared to net income of $.8 million for the same period of 1996.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company had total cash and cash equivalents of $6.2 million, a decrease of $1.5 million from December 31, 1996. Operating activities provided $6.6 million of cash during the six months ended June 30, 1997. Changes in operating assets and liabilities provided $3.9 million of cash comprised principally of a decrease in accounts receivable ($15.0 million) offset by a decrease in payables and accrued liabilities ($10.7 million). Cash of $57.0 million was generated from the sale of the West Coast Wire Business of which $52.4 was used for net repayment of debt. Additionally, $12.2 was used to purchase properties.

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

Borrowings under the Revolving Credit Facility bear interest at a floating rate. Increases in prevailing rates could adversely affect the Company's cash flow. To the extent that the interest rate on the Revolving Credit Facility increases or the principal amount outstanding increases, there will be corresponding increases in the Company's interest obligations. Under the Revolving Credit Facility, the Company's availability is $145 million (subject to a borrowing base limitation). As of June 30, 1997, the availability under the Revolving Credit Facility was $72.1 million, of which $5.9 million was outstanding. At June 30, 1997, $24.6 million of letters of credit were outstanding.

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





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits filed herewith:

                  Exhibit No.             Description
                  -----------             -----------

                  10.34 Amendment dated April 28, 1997 to Employment Agreement dated October 5, 1995 between GSI and Roger
                           R. Regelbrugge

                  10.35 Amendment dated July 31, 1997 to Stock Option Agreement dated October 5, 1995 between GSI and Roger
                           R. Regelbrugge

                  27       Financial Data Schedule




         (b) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of August, 1997.


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