Form 10-Q
period 1997-09-30
GS TECHNOLOGIES OPERATING CO INC
filed 1997-11-12
CIK 925906

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
             Quarterly Report Filed Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1997

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

                                Yes [X]  No [ ]

         There were 100 shares of GS Technologies Operating Co., Inc. Common Stock, par value $.01 per share, outstanding at November 12, 1997. There were 100 shares of GS Technologies Corporation Common Stock, par value $.01 per share, outstanding at November 12, 1997.

         This document consists of 17 sequentially numbered pages.

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

INDEX

   ITEM                                                                     PAGE
   (1)  Unaudited Consolidated Financial Statements of the Company

        Unaudited Consolidated Statements of Operations for the Three Months
        and Nine Months ended September 30, 1996 and September 30, 1997       3

        Unaudited Consolidated Balance Sheets as of December 31, 1996
        and September 30, 1997                                                4

        Unaudited Consolidated Statements of Cash Flows for the Nine Months
        ended September 30, 1996 and September 30, 1997                       5

        Notes to Unaudited Consolidated Financial Statements                  6

   (2)  Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                12

                         GS TECHNOLOGIES CORPORATION
               UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                            (Dollars in thousands)


                                                    Three Months Ended                     Nine Months Ended
                                             --------------------------------      --------------------------------
                                             September 30,      September 30,      September 30,      September 30,
                                                 1996               1997               1996               1997
                                             -------------      -------------      -------------      -------------
Net sales                                    $ 204,954          $ 216,853          $ 609,667          $ 610,249

Operating costs and expenses:
     Cost of products sold                     175,934            178,870            529,462            524,603
     Selling, general and
       administrative expenses                  12,793             12,099             36,189             35,689
     Depreciation and amortization               6,703              7,541             19,979             22,385
                                             ---------          ---------          ---------          ---------
                                               195,430            198,510            585,630            582,677
                                             ---------          ---------          ---------          ---------

Operating profit                                 9,524             18,343             24,037             27,572

Other income (expense):
     Interest expense, net                     (11,060)           (10,069)           (31,885)           (30,664)
     Equity in income of
       joint ventures                            1,758              1,867              3,608              5,108
     Fees from joint ventures                      541                602              1,779              2,043
     Other, net                                    225                (56)               271                491
                                             ---------          ---------          ---------          ---------
                                                (8,536)            (7,656)           (26,227)           (23,022)
                                             ---------          ---------          ---------          ---------

Income (loss) from continuing
  operations before income taxes
  and cumulative effect of
  accounting change                                988             10,687             (2,190)             4,550

Income tax (provision) benefit                    (636)            (5,449)             1,085             (2,319)
                                             ---------          ---------          ---------          ---------


Income (loss) from continuing
  operations before cumulative
  effect of accounting change                      352              5,238             (1,105)             2,231


Discontinued operations (Note 4):
     Income from discontinued
       operations, net of taxes                    783                                   892                445
     Loss on disposal of discontinued
       operations, net of taxes                                                                         (23,008)
                                             ---------          ---------          ---------          ---------
                                                   783                                   892            (22,563)
                                             ---------          ---------          ---------          ---------

Income (loss) before cumulative
  effect of accounting change                    1,135              5,238               (213)           (20,332)

Cumulative effect of change in
  accounting for spare parts
  inventories, net of taxes (Note 5)                                                   3,556
                                             ---------          ---------          ---------          ---------

Net income (loss)                            $   1,135          $   5,238          $   3,343          $ (20,332)
                                             =========          =========          =========          =========


           See notes to unaudited consolidated financial statements

                         GS TECHNOLOGIES CORPORATION
                    UNAUDITED CONSOLIDATED BALANCE SHEETS

                            (Dollars in thousands)

                                                                    December 31,       September 30,
                                                                        1996               1997
                                                                    ------------       -------------
ASSETS
Current assets:
   Cash and cash equivalents                                        $   7,747          $   5,469
   Receivables less allowance for doubtful accounts                   106,314            103,197
   Receivable from related party                                        6,991              8,890
                                                                    ---------          ---------
      Total receivables                                               113,305            112,087
                                                                    ---------          ---------
   Inventories                                                        128,976            137,613
   Net assets of discontinued operations                               75,265
   Prepaid expenses and other current assets                            4,190              6,109
   Recoverable income taxes                                             5,902               --
   Deferred tax benefit                                                 2,092              2,609
                                                                    ---------          ---------
     Total current assets                                             337,477            263,887

Investments in joint ventures                                          31,097             33,443
Properties, net                                                       263,402            262,755
Acquisition premium                                                    62,324             61,116
Other assets                                                           20,904             28,763
                                                                    ---------          ---------
     Total assets                                                   $ 715,204          $ 649,964
                                                                    =========          =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Notes payable                                                    $  15,717          $  14,610
   Current portion of long-term debt                                      862                504
   Payables and accrued liabilities                                   150,951            149,543
                                                                    ---------          ---------
     Total current liabilities                                        167,530            164,657

Long-term debt                                                        368,554            322,837
Post retirement benefit obligations other than pensions                25,793             26,654
Deferred income taxes payable                                          17,489             17,334
Other long-term liabilities                                            23,077             25,497
Commitments and contingencies (Note 9)
                                                                    ---------          ---------
     Total liabilities                                                602,443            556,979
                                                                    ---------          ---------

Stockholder's equity:
   Common Stock, $.01 par value, 1,000 shares authorized,
      and 100 shares issued and outstanding at December 31,
      1996 and June 30, 1997                                                1                  1
   Additional paid in capital                                         132,166            132,166
   Retained earnings (accumulated deficit)                            (17,729)           (38,061)
   Cumulative translation adjustment                                   (1,677)            (1,121)
                                                                    ---------          ---------
     Total stockholder's equity                                       112,761             92,985
                                                                    ---------          ---------
     Total liabilities and stockholder's equity                     $ 715,204          $ 649,964
                                                                    =========          =========





           See notes to unaudited consolidated financial statements

                           GS TECHNOLOGIES CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                               Nine Months ended
                                                                       --------------------------------
                                                                       September 30,      September 30,
                                                                            1996               1997
                                                                       -------------      -------------
OPERATING ACTIVITIES:
   Net income (loss)                                                   $   3,343          $ (20,332)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Cumulative effect of accounting change                               (3,556)
     Depreciation and amortization                                        19,979             22,385
     Loss on disposal of discontinued operations (non-cash)                                  23,008
     Net cash from discontinued operations                                 6,900             (2,138)
     (Gain) loss on disposal of fixed assets                                  20               (131)
     Deferred income taxes                                                 3,044               (672)
     Equity in income of joint ventures                                   (3,608)            (5,108)
     Dividends from joint ventures                                         3,622              2,103
     Post retirement benefit obligations accrued in excess
       of cash paid                                                        1,480                861
     Changes in operating assets and liabilities:
         Receivables                                                      11,152              1,218
         Inventories                                                       4,113             (8,637)
         Payables and accrued liabilities                                 (1,923)            (1,883)
         Income taxes                                                         61             (4,327)
         Other                                                            (5,134)             4,175
                                                                       ---------          ---------
           Net cash provided by operating activities                      39,493             10,522
                                                                       ---------          ---------

INVESTING ACTIVITIES:
   Proceeds from disposal of discontinued operations                                         57,024
   Purchase of properties                                                (37,692)           (20,072)
   Proceeds from disposal of fixed assets                                  1,107
   Investment in joint ventures                                          (11,211)              (497)
                                                                       ---------          ---------
           Net cash provided by (used in) investing activities           (47,796)            36,455
                                                                       ---------          ---------

FINANCING ACTIVITIES:
   Proceeds from (payments on) notes payable, net                         11,135             (1,107)
   Borrowings under revolving credit facility                            167,192            137,259
   Repayments on revolving credit facility                              (177,891)          (184,086)
   Repayments on long-term debt                                             (250)              (375)
                                                                       ---------          ---------
           Net cash provided by (used in) financing activities               186            (48,309)
                                                                       ---------          ---------

Effect of exchange rate changes on cash                                      265               (946)
                                                                       ---------          ---------

Net decrease in cash and cash equivalents                                 (7,852)            (2,278)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                    10,289              7,747
                                                                       ---------          ---------
   End of period                                                       $   2,437          $   5,469
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

2. FINANCIAL STATEMENT NOTES

Reference is made to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 for a summary of significant accounting policies and other information, the substance of which has not changed materially as of September 30, 1997, unless otherwise noted herein.

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

4. DISCONTINUED OPERATIONS

On May 14, 1997, the Company sold Georgetown Wire Company, Inc. and Tree Island Industries, Ltd. (the "West Coast Wire Business") for approximately $55.9 million, resulting in an estimated loss on disposition of $23.0 million, net of taxes. Accordingly, the results of operations, cash flows and net assets of this business have been classified as discontinued operations for all periods presented. The Company has recorded a net tax benefit of $16.7 million on the transaction; of this amount, $15.4 million relates to the difference between the book and tax basis of the business sold. This amount was recorded as a deferred tax asset in connection with finalizing the purchase accounting (see Note 3). The remaining tax benefit of $1.3 million has been netted against the loss from discontinued operations. The West Coast Wire Business had combined annual sales of $124.3 million and net earnings of $2.4 million in 1996. The Company is in the process of finalizing the disposition accounting. The final loss on disposition is not expected to be materially different from the estimate recorded.

                         GS TECHNOLOGIES CORPORATION
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                            (Dollars in thousands)

5. INVENTORIES

Inventories consist of the following:

                                                                    December 31,       September 30,
                                                                        1996               1997
                                                                    ------------       -------------
         Inventories at FIFO and average cost:
              Finished and semi-finished                            $  63,465          $  77,494
              Raw materials                                            61,154             58,471
                                                                    ---------          ---------
                   Total                                              124,619            135,965
                                                                    ---------          ---------

         Inventories at LIFO:
              Finished and semi-finished                                4,658              1,714
              Adjustment to state inventories at LIFO value              (301)               (66)
                                                                    ---------          ---------
                   Total                                                4,357              1,648
                                                                    ---------          ---------
                                                                    $ 128,976          $ 137,613
                                                                    =========          =========

The carrying value of inventories approximates replacement cost.

Effective January 1, 1996, the Company changed its method of accounting for spare parts and supplies from expensing them at time of purchase to inventorying them and charging them to expense in the period in which they are used. This method is consistent with prevailing industry practice and in management's opinion, results in a better matching of costs with related revenues. The effect to the change was to increase net income for the nine months ended June 30, 1996 by $3.6 million, net of applicable taxes of $2.4 million.

6. INVESTMENT IN JOINT VENTURES

In March 1996, the Company's Peruvian subsidiary, Acerco, and two joint venture partners acquired, through Sidercorp S.A. ("Sidercorp"), approximately ninety-six percent of the outstanding common stock of Empresa Siderugica del Peru S.A. ("Siderperu"). Each of the joint venture partners made an initial investment of $11.1 million and owns one-third of the outstanding capital stock of Sidercorp. Under the terms of the agreement, Acerco is the operating partner of Siderperu. Also, in connection with the acquisition, Siderperu entered into a Technical Assistance Agreement with each of Acerco and GST and entered into a Steel Bar Supply Agreement with Acerco and the Company's Chilean subsidiary, MolyCop Chile, S.A.

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

The Company, through GSTOC, and Birmingham Steel are each 50% shareholders in a joint venture, American Iron Reduction LLC, (AIR) which is currently constructing a Direct Reduced Iron (DRI) facility. This DRI facility is expected to produce approximately 1.2 million metric tons of DRI annually and construction is expected to be completed by the first quarter of 1998. DRI is a substitute for steel scrap used in the Company's steel making facilities. The Company made an initial non-cash equity contribution of $5.0 million and is committed to make additional equity investments of approximately $10.8 million in 1997 and $4.2 million in 1998. Under certain circumstances, the Company may be required to make an additional equity contribution of $7.5 million. The Company also entered into a DRI purchase agreement with AIR to purchase up to 600,000 metric tons of DRI annually. The financing was obtained on a non-recourse basis to GSTOC and the Company.

All of the joint ventures are charged technical service fees pursuant to technology and management support agreements. These amounts are included in the accompanying income statements as a separate component of other income.

                         GS TECHNOLOGIES CORPORATION
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                            (Dollars in thousands)

7. PAYABLES AND ACCRUED LIABILITIES

Payables and accrued liabilities consist of the following:

                                 December 31,     September 30,
                                      1996            1997
                                 ------------     -------------
Trade payables                   $ 91,652         $ 88,057
Salaries and wages                 14,269           14,828
Accrued interest payable            9,639           10,507
Other                              35,391           36,151
                                 ========         ========
                                 $150,951         $149,543
                                 ========         ========

8. NOTES PAYABLE

Notes payable consists of short-term debt of $8.4 million, $5.8 million and $0.4 million in short-term revolving credit facilities in Peru, Chile and Italy, respectively.

9. COMMITMENTS AND CONTINGENCIES

LITIGATION AND OTHER CONTINGENCIES

In August, 1996, Samsung America, Inc. ("Samsung") filed an action in the Supreme Court of the state of New York seeking monetary damages against GSI, the Company, its Peruvian subsidiary, Acerco, and Acerco's partners in the Siderperu joint venture, (collectively, "the Defendants"). Samsung seeks to recover purported damages of $48.5 million and punitive damages of $10.0 million and alleges that the Defendants failed to honor a written contract which entitled Samsung to obtain an equity interest in Siderperu and to provide certain distribution and trading services on an exclusive basis. On August 19, 1997, the action was dismissed from the Supreme Court of the State of New York. Samsung has appealed the dismissal decision to the 1st Department Appellate Division of the State of New York. The Company believes that it has substantial and meritorious defenses and will defend itself accordingly.

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

The Company has several environmental issues currently under discussion with various federal and local agencies, some of which involve compliance and/or remediation at certain properties. The Company records certain operating expenses for environmental compliance, testing and other environmental related costs as expenses when incurred. When it has been possible to determine reasonable estimates of liabilities related to environmental issues, based upon information from engineering and environmental specialists, the Company has made provisions and accruals. At September 30, 1997, $2.4 million was accrued for environmental related issues. The Company believes, based upon information currently available to management that it will not require expenditures to maintain compliance with environmental requirements which would have a material adverse effect on its financial condition, results of operations or competitive position.

LABOR RELATIONS

A significant portion of the Company's employees are covered by collective bargaining agreements negotiated with various unions. These agreements expire at various times between December 1997 and November 2003. In the course of previous contract negotiations, the Company has on occasion been affected by work stoppages.

The collective bargaining agreement at the Kansas City facility expired on March 31, 1997 and the Company and the United Steel Workers of America ("USWA") were unable to agree on terms of a new labor agreement. A work stoppage at this facility commenced on April 2, 1997. On June 13, 1997, the 650 employees covered by this collective bargaining agreement ratified a new five and one-half year agreement and returned to work. This facility has now returned to full production. Management estimates that the work stoppage cost the Company approximately $21.9 million in pre-tax earnings during the quarter ended June 30, 1997 in lost volume, production inefficiencies and accruing for the effect of increased pension benefits.

The collective bargaining agreement with employees at the Company's facility in Tempe, Arizona was due to expire in November, 1997. The Company has successfully negotiated a new contract which extends until November, 2003.

The Company's collective bargaining agreement at the Georgetown, South Carolina facility is due to expire on December 8, 1997. The Company has begun preliminary discussions with the USWA; however, the ultimate outcome of these negotiations is currently not known.

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

                                                 September 30, 1997 and the Nine Months ended September 30, 1997
                                           ---------------------------------------------------------------------------
                                               United             South             Europe
                                               States            America           and Other             Total
                                           ----------------  ----------------   ----------------  --------------------
Net sales                                     $523,036            $76,903            $10,310          $610,249
Operating profit                                20,298              6,808                466            27,572
Equity in income of joint ventures               2,099              2,700                309             5,108
Net income (loss)                              (27,584)             6,578                674           (20,332)
Identifiable assets                            568,820             69,227             11,917           649,964
Total liabilities                              507,721             45,122              4,136           556,979
Net assets                                      61,099             24,105              7,781            92,985

                                                             Nine Months ended September 30, 1996
                                               --------------------------------------------------------------------
                                                   United           South             Europe
                                                   States          America          and Other           Total
                                               ---------------  ---------------  -----------------  ---------------
Net sales                                         $527,729           $63,407           $18,531          $609,667
Operating profit                                    16,364             6,930               743            24,037
Equity in income of joint ventures                   2,641                37               930             3,608
Net income (loss)                                   (2,067)            4,346             1,064             3,343

11. SUMMARIZED FINANCIAL INFORMATION OF GSTOC

GS Technologies Operating Co., Inc. and its subsidiaries ("GSTOC") is a wholly-owned subsidiary of the Company. GSTOC has issued Senior Notes unconditionally guaranteed by the Company. Accordingly, summarized financial information for GSTOC on a stand alone basis is provided below.

                               December 31,     September 30,
                                   1996             1997
                               ------------     -------------

Current assets                 $273,518         $195,238
Noncurrent assets               313,719          322,696
                               --------         --------

     Total assets              $587,237         $517,934
                               ========         ========

Current liabilities            $110,017         $107,320
Noncurrent liabilities          401,844          357,416
                               --------         --------
     Total liabilities          511,861          464,736

Stockholder's equity             75,376           53,198
                               --------         --------

      Total                    $587,237         $517,934
                               ========         ========

                         GS TECHNOLOGIES CORPORATION
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

SUMMARIZED FINANCIAL INFORMATION OF GSTOC - (CONTINUED)

                                                         Three Months Ended                      Nine Months Ended
                                                   --------------------------------      --------------------------------
                                                   September 30,      September 30,      September 30,      September 30,
                                                       1996               1997                1996               1997
                                                   -------------      -------------      -------------      -------------

       Net sales                                   $ 161,416          $ 167,686          $ 478,171          $ 468,383
       Cost of products sold                         143,282            141,383            429,743            415,655
       Selling, general and
         administrative expenses                       7,727              7,125             21,111             20,447
       Depreciation and amortization                   5,828              6,612             17,303             19,574
                                                   ---------          ---------          ---------          ---------

            Operating profit (loss)                    4,579             12,566             10,014             12,707

       Interest expense                              (10,565)            (9,567)           (29,912)           (29,142)
       Fees from joint ventures                          683                841              2,386              2,788
       Other, net                                        362                (35)               264                228
                                                   ---------          ---------          ---------          ---------
       Income (loss) from continuing
         operations before income tax and
         cumulative effect of accounting
         change                                       (4,941)             3,805            (17,248)           (13,419)
       Income tax (provision) benefit                  1,429             (1,271)             6,967              4,478
                                                   ---------          ---------          ---------          ---------

       Income (loss) from continuing
         operations before cumulative
         effect of accounting change                  (3,512)             2,534            (10,281)            (8,941)
       Discontinued operations:
         Income from discontinued
           operations, net of taxes                      783                                   892                445
         Loss on disposal of discontinued
           operations, net of taxes                                                                           (23,008)
       Cumulative effect of change in
         accounting, net of taxes                                                            3,556
                                                   =========          =========          =========          =========
       Net income (loss)                           $  (2,729)         $   2,534          $  (5,833)         $ (31,504)
                                                   =========          =========          =========          =========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the unaudited consolidated financial statements and accompanying notes. All amounts and percentages are presented net of discontinued operations unless otherwise noted.

The forward-looking statements included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Words such as "expects", "anticipates", "believes" and "intends", variations of such words and similar expressions are intended to identify such forward-looking statements. Actual results could differ from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to, the factors discussed in such section. Forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.

                         SUMMARY STATEMENTS OF INCOME
                      (Dollars in thousands, unaudited)

                                                         Three Months Ended                    Nine Months Ended
                                                 --------------------------------      --------------------------------
                                                 September 30,      September 30,      September 30,      September 30,
                                                     1996               1997                1996              1997
                                                 -------------      -------------      -------------      -------------
Net sales                                        $ 204,954          $ 216,853          $ 609,667          $ 610,249
Cost of products sold                              175,934            178,870            529,462            524,603
Selling, general and administrative
  expenses                                          12,793             12,099             36,189             35,689
Depreciation and amortization                        6,703              7,541             19,979             22,385
                                                 ---------          ---------          ---------          ---------
Operating profit                                     9,524             18,343             24,037             27,572
Net interest expense (1)                           (11,060)           (10,069)           (31,885)           (30,664)
Other income (2)                                     2,524              2,413              5,658              7,642
Income (loss) from continuing operations
  before income tax                                    988             10,687             (2,190)             4,550
Income tax (provision) benefit                        (636)            (5,449)             1,085             (2,319)
                                                 ---------          ---------          ---------          ---------
Income (loss) from continuing operations               352              5,238             (1,105)             2,231
Income from discontinued operations,
  net of taxes                                         783                                   892                445
Loss on disposal of discontinued
  operations, net of taxes                                                                                  (23,008)
Cumulative effect of accounting change,
  net of taxes                                                                             3,556
                                                 ---------          ---------          ---------          ---------
Net income (loss)                                $   1,135          $   5,238          $   3,343          $ (20,332)
                                                 =========          =========          =========          =========

(1) - Net interest expense includes interest income, ($284 and $866 for the three and nine months of 1997) interest expense and amortization of debt-issuance costs ($459 and $1,377 for the three and nine months of 1997).

(2) - Other income includes equity in income of joint ventures, fees from joint ventures, minority interest and other, net.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996.

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

NET SALES. Net sales increased $0.6 million from $609.7 million in 1996 to approximately $610.2 million for 1997. Results for the first nine months of 1997 were significantly impacted by a work stoppage at the Company's Kansas City facility. The work stoppage began on April 2, 1997 and ended with the successful ratification of a new five and one-half year agreement on June 13, 1997. Estimates indicate the work stoppage cost the Company approximately $21.9 million in pretax earnings during the quarter ended June 30, 1997 in lost volume, increased pension benefits and production inefficiencies, as the Kansas City management team maintained production at reduced levels.

Wire rod sales were up $22.8 million in the first nine months of 1997 to $305.7 million. Despite the second quarter 1997 strike at Kansas City and the gradual return to normal production levels during the third quarter, wire rod volume for the first nine months of 1997 exceeded the 1996 volume by approximately 35,200 tons. Additionally, the average wire rod selling price was $344 per ton in 1997 compared to $331 per ton in 1996.

Compared to the first nine months of 1996, grinding media sales were down $3.0 million to $144.6 million reflecting an increase in total volume of 2,900 tons offset by a decrease in average selling prices for the first nine months of 1997 of approximately $13 per ton. Internationally, the Company substantially increased its market share with several significant customers at slightly reduced prices. Volume during the first nine months of 1997 from the Company's South American operations increased by 25,700 tons. Domestic grinding media volume in the first nine months of 1997 was down 16,900 tons from 1996 levels. The Company estimated that volume of 13,000 tons was lost during the Kansas City strike in the second quarter of 1997 and that residual effects continued to adversely affect volumes in the third quarter of this year.

Mill liner sales increased $4.8 million to $56.8 million due largely to favorable product mix resulting in an increase in average selling price of $63 per ton.

Sales of wire products decreased $5.8 million to $66.8 million due to decreased volume of 9,600 tons, partially offset by a nine month to nine month increase in average selling price of $9 per ton.

COST OF PRODUCTS SOLD AND GROSS MARGIN. Cost of products sold as a percent of net sales decreased to 85.9% in 1997 from 86.8% in 1996 resulting in increased gross profit margin from 13.2% in 1996 to 14.1% in 1997. Wire rod conversion costs were unchanged for the comparative nine month periods reflecting a significant spike (56%) during the second quarter work stoppage at Kansas City offset by reduced conversion costs in the first and third quarters of 1997. Conversion costs for the grinding media operations reflect a nine month to nine month increase of 14% due to the effects of the strike and resulting volume decline.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percent of sales for the nine months decreased from 5.9% in 1996 to 5.8% in 1997.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the first nine months of 1997 increased by $2.4 million to 22.4 million. This increase results from capital additions and improvements.

NET INTEREST EXPENSE. The decrease in net interest expense of $1.2 million for the nine months ended September 30, 1997 reflects the repayment of debt with proceeds from the sale of the West Coast Wire Business.

OTHER INCOME. Other income, which is primarily equity income and fees from joint ventures, increased to $7.6 million for 1997 compared to $5.7 million for 1996 due primarily to inclusion in 1997 of a full nine months of equity earnings and fees from the Siderperu investment made in March 1996 and to improvements in Siderperu's operations since it has been managed by the Company.

INCOME TAX PROVISION/BENEFIT. The Company recorded income taxes of $2.3 million on pre-tax earnings from continuing operations of $4.6 million for the first nine months of 1997. This compares to an income tax benefit of $1.1 million on a pre-tax loss from continuing operations of $2.2 million for the first nine months of 1996. The effective tax rate remains high due primarily to limitations on the Company's current ability to utilize foreign tax credits and the nondeductibility of amortization expense associated with the premium recorded in connection with the GII acquisition. Income taxes recorded in connection with the loss on discontinued operations of $1.3 million represent the net tax benefit expected to be realized in excess of the amount recorded as a deferred tax asset in the purchase accounting associated with the GII acquisition.

INCOME (LOSS) FROM CONTINUING OPERATIONS. As a result of the factors discussed above, the Company had income from continuing operations of $2.2 million for the first nine months of 1997 compared to a loss from continuing operations of $1.1 million for the first nine months of 1996.

NET INCOME (LOSS). After the $23.0 million loss on the disposal of the West Coast Wire Business, the Company experienced a net loss for the first nine months of 1997 of $20.3 million compared to net income of $3.3 million for the first nine months of 1996 after the cumulative effect of an accounting change which increased 1996 net income by $3.6 million.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996.

NET SALES. Total net sales for the third quarter of 1997 were $216.9 million compared to $204.9 million for the third quarter of 1996, reflecting improvements in shipments and an increase in overall average sales prices.

Wire rod sales for the third quarter of 1997 were up $15.7 million to $114.6 million as compared to the comparable quarter of 1996. Wire rod shipments increased by 24,900 tons and average wire rod sales prices were up quarter to quarter by $23 per ton.

A net $2.8 million decrease in grinding media sales results from the combination of a decrease in domestic volume of 11,400 tons, an increase in foreign volume of 5,800 tons and a combined decrease in average selling prices of $3 per ton quarter to quarter. The decrease in domestic grinding media shipments reflects reduced volume due to the effects of the Kansas City strike. Internationally the Company substantially increased its market share with several significant customers.

Mill liner volume for the quarter ended September 30, 1997 increased 10% to 12,000 tons and the average sales price improved 4% primarily due to product mix as compared to the prior year quarter.

Sales of wire products decreased approximately $2.5 million reflecting a 4,000 ton decline in volume, due primarily to competition from imports.

COST OF PRODUCTS SOLD AND GROSS MARGIN. Cost of products sold as a percent of net sales decreased from 85.8% in 1996 to 82.5% in 1997 resulting in an increase in gross margin from 14.2% to 17.5% quarter to quarter, reflecting continuing gains in production efficiencies, the increased wire rod volume and higher average selling prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percent of net sales decreased to 5.6% for the third quarter of 1997 from 6.2% for the third quarter of 1996 due primarily to improvements resulting from the Company's cost reduction/continuous improvement program instituted in early 1997.

OTHER INCOME. Other income remained consistent at $2.4 million in 1997 compared to $2.5 million in 1996.

INCOME TAX PROVISION/BENEFIT. The Company recorded an income tax provision of $5.4 million on pre-tax earnings from continuing operations of $10.7 million for the third quarter of 1997. This compares to an income tax provision of $.6 million on pre-tax earnings of $.9 million for the third quarter of 1996. The effective tax rate remains high due primarily to limitations on the Company's current ability to utilize foreign tax credits and the non-deductibility of amortization expense associated with the GII acquisition premium.

NET INCOME (LOSS). As a result of the factors discussed above, the Company had net earnings of $5.2 million for the three months ended September 30, 1997 compared to net income of $1.1 million for the same period of 1996.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company had total cash and cash equivalents of $5.5 million, a decrease of $2.2 million from December 31, 1996. Operating activities provided $10.5 million of cash during the nine months ended September 30, 1997. Changes in operating assets and liabilities used $9.5 million of cash primarily from an increase in inventories of $8.6 million due in part to timing of shipments to customers and in part to reduced grinding media volume. Net cash of $55.9 million was generated from the sale of the West Coast Wire Business of which $52.4 million was used for repayment of debt. Additionally, cash of $20.1 million was used to purchase properties.

Management believes that funds available from the Company's cash flow from operations and credit facilities will be sufficient, in the aggregate, to fund planned working capital and capital expenditure requirements for the next twelve months. There are fluctuations in the Company's working capital needs over the course of a year, generally influenced by various factors such as seasonality, inventory levels and the timing of raw material purchases. Due to the cyclical nature of the Company's business, management believes that it is important for the Company to maintain borrowing facilities in excess of working capital requirements.

The Company is committed to make an equity investment of $10.8 million, in 1997 and $4.2 million in early 1998, in American Iron Reduction LLC, a joint venture which is currently completing construction of a Direct Reduced Iron (DRI) facility.

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

Borrowings under the Revolving Credit Facility bear interest at a floating rate. Increases in prevailing rates could adversely affect the Company's cash flow. To the extent that the interest rate on the Revolving Credit Facility increases or the principal amount outstanding increases, there will be corresponding increases in the Company's interest obligations. Under the Revolving Credit Facility, the Company's availability is $145 million (subject to a borrowing base limitation). As of September 30, 1997, the Company had borrowing capacity pursuant to its borrowing base of $119.5 million, of which $12.9 million was outstanding under the revolver and $24.8 million was outstanding in letters of credit.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of November, 1997.


                                               GS Technologies Corporation
                                                           and
                                           GS Technologies Operating Co., Inc.
                                                        (Registrant)


                                 By:
                                     -------------------------------------------
                                     Luis E. Leon, Senior Vice President-Finance
                                     and Administration, Chief Financial Officer
                                     and Treasurer