Form 10-K
period 1997-12-31
GS TECHNOLOGIES OPERATING CO INC
filed 1998-03-11
CIK 925906

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997     COMMISSION FILE NUMBER 033-80618

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

         As of March 10, 1998, 100 shares of GS Technologies Operating Co., Inc. Common Stock, par value $.01 per share, were outstanding, all of which are owned by GS Technologies Corporation. Also as of March 10, 1998, 100 shares of GS Technologies Corporation Common Stock, par value $.01 per share, were outstanding, all of which are owned by GS Industries, Inc.

         This document consists of 51 sequentially numbered pages. The exhibit index can be found on page 46 of the sequential numbering system.

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

                           FORM 10-K TABLE OF CONTENTS
                  (DOLLARS IN THOUSANDS UNLESS OTHERWISE NOTED)

PART I                                                                                   PAGE
                                                                                         ----
     Item 1:  Business.....................................................................4
     Item 2:  Properties..................................................................12
     Item 3:  Legal Proceedings...........................................................13
     Item 4:  Submission of Matters to a Vote of Security Holders.........................13

PART II
     Item 5:  Market for the Registrant's Common Equity and Related Stockholder
              Matters.....................................................................14
     Item 6:  Selected Financial Data.....................................................15
     Item 7:  Management's Discussion and Analysis of Financial Condition and
              Results of Operations.......................................................17
     Item 8:  Financial Statements and Supplementary Data.................................24
     Item 9:  hanges in and Disagreements with Accountants on Accounting and
              Financial Disclosure........................................................24

PART III
     Item 10: Directors and Executive Officers of the Registrant..........................25
     Item 11: Executive Compensation......................................................28
     Item 12: Security Ownership of Certain Beneficial Owners and Management..............37
     Item 13: Certain Relationships and Related Transactions..............................39

PART IV
     Item 14: Exhibits, Financial Statement Schedules, and Reports on Form 8-K............45

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
     STATEMENT SCHEDULES..................................................................50

SIGNATURES

                                     PART I

ITEM 1:           BUSINESS

GENERAL

         GS Technologies Corporation (the "Company" or "GST") is a leading producer of high carbon and special grade wire rod, grinding media, mill liners, steel billets and certain high quality wire products. The Company believes its leading position in these products is the result of its high product quality, its position as one of the low cost producers in each of the product segments in which it competes, its long-term relationships with customers and, in the case of wire rod, the close proximity of its mini-mills to the wire drawing facilities of many of its customers.

         The Company was incorporated in 1993 to effect the November 1993 acquisition of the business and net assets of Armco Worldwide Grinding Systems ("AWGS"), a division of Armco, Inc. ("Armco"). In August 1994, GS Technologies Operating Co., Inc. ("GSTOC"), a wholly-owned subsidiary of GST, issued $125 million of 12% Senior Notes due 2004 (the "12% Notes"). These securities are fully and unconditionally guaranteed by GST.

         In August 1995, GST was party to a merger transaction whereby it was merged with a subsidiary of a new parent company, GS Industries, Inc. ( "GSI"), resulting in all of the issued and outstanding common stock of GST being converted into shares of common stock of GSI and GST becoming a wholly-owned subsidiary of GSI.

         In October 1995, GSI through its wholly-owned subsidiary, GSTOC, acquired all the common stock of Georgetown Industries, Inc. ("Georgetown") which resulted in Georgetown and its subsidiaries becoming wholly-owned subsidiaries of GSTOC. In connection with this acquisition, GSTOC issued an additional $125 million of 12 1/4% Senior Notes due 2005 (the "12 1/4% Notes") which are also fully and unconditionally guaranteed by GST.

         A portion of the total purchase price of $307.0 million for the Georgetown acquisition was paid with a combination of subordinated payment-in-kind notes (the "PIK Notes") and preferred stock of GSI. In April 1996, the preferred stock was exchanged, at GSI's option, into subordinated notes, (the "Exchange Notes") equal to the liquidation value of the stock. The PIK Notes and Exchange Notes bear annual interest rates escalating from 6.0% to 16.0% and are due October 5, 2006. Interest accretes semi-annually on April 5 and October 5 and is added to the carrying value of the notes which was $127.6 million as of December 31, 1997 including accrued interest. GSI is required to use a portion of the proceeds of any equity offering to prepay a principal amount of the PIK Notes and Exchange Notes then outstanding equal to not less than 50% of the net cash proceeds.

         In May 1997, the Company sold its non-strategic operations, Georgetown Wire Company, Inc. and Tree Island Industries, Ltd. (the "West Coast Wire Business") for $56.0 million resulting in a loss on sale of $23.9 million. The Company expects to realize future tax benefits of approximately $17.1 million related to this sale.

The current operating structure of the Company is as follows:


                                    [CHART]


SIGNIFICANT 1997 EVENTS

         APPOINTMENT OF MARK G. ESSIG AS PRESIDENT AND CHIEF EXECUTIVE OFFICER OF GSI. In late 1997, Mr. Essig was appointed President and Chief Executive Officer of GSI and succeeded Mr. Roger R. Regelbrugge as CEO effective January 1, 1998. Mr. Regelbrugge will continue to serve as Chairman of GSI.

         Mr. Essig served in various capacities at AK Steel Corporation, headquartered in Middletown, Ohio, and prior to that at Washington Steel Corporation. Most recently, Mr. Essig was Executive Vice President at AK Steel Corporation having joined that Company in 1992 as Vice President Employee Relations and Assistant to the Chief Executive Officer. He became Vice President of Sales and Marketing in 1993 and advanced to the position of Executive Vice President in 1994. Prior to joining AK Steel, he served as Vice President of Finance and Administration and later as Vice President and Chief Financial Officer for Washington Steel Corporation in Washington, Pennsylvania.

         KANSAS CITY WORK STOPPAGE AND RATIFICATION OF NEW LABOR AGREEMENT. In June 1997, the Company entered into a new 5 1/2 year labor agreement with the United Steel Workers of America ("USWA") covering workers at the Kansas City steel mill. The ratification of this contract occurred after a 10 week work stoppage.

         During the work stoppage, the Kansas City facility was operated on a limited basis using salaried employees and contract workers. As a result, production levels were far below normal levels which had a significant adverse impact on profitability for the second quarter. Combining the volume impact of reduced production with higher costs incurred during the work stoppage and additional expense recorded for improved pension benefits, management estimates that the strike resulted in an impact on pre-tax earnings of $21.9 million.

         TEMPE RATIFICATION OF NEW LABOR AGREEMENT. The collective bargaining agreement with employees at the Company's facility in Tempe, Arizona was due to expire in November, 1997. The Company successfully negotiated a new contract which extends until November 2003.

         GEORGETOWN WORK STOPPAGE AND RATIFICATION OF NEW LABOR AGREEMENT. The Company's collective bargaining agreement at the Georgetown, South Carolina facility expired on December 8, 1997. The Company and the USWA were unable to agree on the terms of a new agreement and a work stoppage commenced on December 5, 1997. On January 7, 1998, the 580 employees covered by this agreement ratified a new sixty-two month agreement and returned to work. Management estimates that this four week work stoppage cost the Company approximately $6.8 million as the facility was operated at reduced levels with management personnel and contract workers.

         CONCEPCION RATIFICATION OF NEW LABOR AGREEMENT. The collective bargaining agreement with employees at the Company's facility in Concepcion, Chile expired on December 31, 1997. The Company successfully negotiated a new contract which extends until December 2002.

         SALE OF WEST COAST WIRE BUSINESS. When the West Coast Wire Business was purchased by the Company in the late 1980's, the strategic intent was for these wire operations to serve as a remote market outlet for wire rod from the Georgetown mini-mill in times of cyclical wire rod demand troughs. It was anticipated that the net selling prices to the Georgetown mini-mill would be comparable to the available depressed prices in the local markets and still not compromise the cost structure of the West Coast wire operations. As the Georgetown mini-mill has significantly improved its product mix from that time, the usefulness of the West Coast strategy has diminished. Even in poor market conditions, management believes that the alternatives available to the Georgetown mini-mill locally are more advantageous than shipping wire rod to the West Coast Wire Business at prices that would remain in the range of prices that the West Coast operations could receive from its normal suppliers.

         As a result of this change in strategy, the decision was made in 1996 to market the West Coast Wire Business to potential purchasers. In May 1997, the sale was consummated. The gross proceeds of $56.0 million were used to reduce the outstanding balance on the Revolving Credit Facility of GSTOC.

         SOUTH AMERICAN EXPANSION PLANS. The Company has begun capital projects at its existing South American grinding media operations that will double the Company's previous capacity within the region. This expansion will involve both new equipment and improvements to existing facilities and is expected to come on line primarily during 1998. The Company also signed a Letter of Intent with Acindar, S. A., a leading long products steel producer in Argentina, to form a joint venture which will produce grinding balls in Argentina.Additionally, the Company has signed a Letter of Intent to form a joint venture with Cia. Electro Metalurgica S. A., to build and operate a mill liner production facility in Santiago, Chile.

PRODUCTS AND MARKETS

         WIRE ROD. The Company manufactures high carbon and special grade wire rod at its Kansas City, Missouri and Georgetown, South Carolina mini-mills. The Company sells the majority of its wire rod output to domestic wire drawers that process wire rod into products for diverse end use applications, such as tire bead and tire cord for the automotive industry, upholstery and bed springs for the furniture industry and wire rope and pre-stressed concrete strand ("PC Strand") for the construction industry. In 1997, the Company shipped approximately 1.3 million tons of wire rod of which 1.2 million tons were to third party purchasers.

         End use applications of the Company's wire rod production were as follows:

                             1997 WIRE ROD SHIPMENTS
                                   (BY MARKET)

                                                          Percent of Total Sales
                                                          ----------------------
         Furniture/Bedding...........................................27%
         Construction................................................22%
         Industrial..................................................20%
         Automotive..................................................18%
         Other.......................................................13%
                                                                    ---
             Total..................................................100%
                                                                    ---

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

         The Company's wire rod shipments include shipments to a select group of customers, reflecting the Company's strategy of maximizing production efficiency through long-term strategic relationships. The Kansas City facility is a party to a supply agreement with Leggett & Platt which requires Leggett & Platt to purchase a specified percentage of its annual wire rod requirements at certain of Leggett & Platt's facilities covered by the agreement. In 1997, Leggett & Platt purchased approximately 256,000 tons, or 19.6% of the total wire rod tonnage shipped by the Company. Approximately 29% of the Company's total revenues for 1997 were derived from sales to the Company's five largest wire rod customers (including Leggett & Platt).

         GRINDING MEDIA AND MILL LINERS. The Company manufactures and sells grinding media and mill liners to the world mining industry (principally copper, iron ore and gold mines) for use in the concentrator stage of mining operations. In a typical open-pit mine configuration, the concentrator receives semi-crushed rock from the ore deposit, grinds the rock into a fine powder, separates the desired mineral from the waste rock for further processing at the smelter and discharges the waste rock. Grinding media are high carbon steel balls and rods used inside a rotating mill to grind semi-crushed rock from the mine. Mill liners are the protective steel liners that shield the rotating mill from the pulverizing action of the grinding media. Grinding media and mill liners are consumed as ore is processed and must be continually replenished.

         Grinding media and mill liners are generally sold under contract. The Company's grinding media contracts are generally one to three years in duration and at fixed prices. In certain of the Company's contracts, raw material price changes are passed through as price adjustments to the customer.

         The Company's principal customers for mineral processing products are domestic and international mining companies. The following chart details shipments of grinding media, exclusive of mill liners, categorized by mineral processed, through both its consolidated subsidiaries and its joint ventures:

                          1997 GRINDING MEDIA SHIPMENTS
                                  (BY MINERAL)

                                                                Percent of Total
                                                                ----------------
         Copper..............................................           47%
         Gold................................................           24%
         Iron Ore............................................           10%
         Other...............................................           19%
                                                                       ---
                  Total......................................          100%
                                                                       ---

         The Company's mill liner shipments reflect a customer consumption pattern similar to that of the grinding media shipments except that there is a greater concentration of shipments to the copper industry. In 1997, the Company shipped 454,000 tons of grinding media and mill liners from its consolidated subsidiaries and 222,000 tons from joint ventures in which it participates.

         The market for the Company's grinding media products is geographically diversified. The following table details shipments to different geographic regions through both its consolidated subsidiaries and its joint ventures:

                          1997 GRINDING MEDIA SHIPMENTS
                                   (BY REGION)

                                                                Percent of Total
                                                                ----------------
         United States.......................................           44%
         South America.......................................           22%
         Canada and Mexico...................................           13%
         Philippines, Australia..............................           16%
         Europe..............................................            5%
                                                                       ---
                  Total .....................................          100%
                                                                       ---

         The Company has developed a network of international operations to satisfy the worldwide demand for grinding media. In the United States, grinding media is supplied from the Company's Kansas City mini-mill. In Chile, Peru and Europe, grinding media is fabricated from purchased bars and sold by the Company's foreign subsidiaries. In Canada, Mexico, the Philippines and Australia, the Company has investments in joint ventures that primarily fabricate grinding media from purchased bars and sell it to mines in those and neighboring countries. Financial information related to the Company's domestic and foreign subsidiaries is provided in Note 6 to the Company's Consolidated Financial Statements.

         Management believes the outlook for growth in the grinding media and the mill liner markets is attractive. The major factors impacting demand are (i) the head grades, or mineral content of the ore deposit (the lower the head grade, the greater the number of tons of ore deposit which must be ground to extract the same amount of mineral), (ii) the hardness of the material being ground (the harder the ore deposit, the more grinding that is required to reduce it to powder), and (iii) macro-economic consumption of the mineral which leads to increased mining activity. As richer ore deposits are depleted, mining companies must utilize lower quality deposits (in terms of head grades and ore deposit hardness) for their mining requirements or open new mines, resulting in increasing demand for grinding media and mill liners. South America, where the Company currently has grinding media operations, is particularly attractive due to significant mining expansion in Chile and Peru.

         WIRE PRODUCTS. The Company is one of the leading domestic producers of high quality wire products, which it manufactures at two facilities located in Florida. The Company's wire products are primarily comprised of PC strand and galvanized guy strand. PC Strand is sold to the construction industry for use in highways, bridges, commercial buildings, parking structures and multi-family buildings. Guy strand is sold to the electrical, telephone and CATV industries for use as support systems for transmission lines. In 1997, the Company shipped approximately 132,000 tons of wire products.

         BILLETS. Billets are semi-finished steel products that are subsequently utilized by rolling mills for production of wire rod, bars and other finished steel products. Georgetown has billet capacity in excess of the need for billets for its own rolling mill and has sold billets to third party steel producers. Subsequent to the combination of Georgetown and GST, a significant portion of these excess billets are shipped to Kansas City where rolling capacity exceeds billet production capability. In 1997, the Company shipped approximately 205,000 tons of billets of which only 45,000 tons were to third party purchasers.

COMPETITION

         WIRE ROD. The Company competes for wire rod business on the basis of product quality and consistency, timely delivery, technical assistance and price. The largest competing domestic producers of wire rod in the U.S. are Co-Steel Raritan in Perth Amboy, New Jersey, North Star Steel Company in Beaumont, Texas, and Rocky Mountain Steel (a division of Oregon Steel) in Pueblo, Colorado. Several domestic producers are in the process of implementing or are planning to make investments to start or expand production of wire rod. Some of these are specifically targeting the high quality segment of the market. Imports of wire rod constituted approximately 30% of the total market in 1997.

         GRINDING MEDIA. Domestically, the Company competes principally with three grinding ball producers. Two of the competitors, Nucor Corp., and Border Steel Co., have production operations in the West and Southwest and produce grinding balls from facilities where scrap is the raw material. A third competitor, North Star Steel Company, located in Minnesota, produces grinding balls from bars and serves the iron ore mines in the upper Midwest. The Company competes principally with one U.S. grinding rod producer and one Canadian grinding rod producer for domestic sales of grinding rods. While factors such as reliability of supply and service are important to customers, competition is based primarily on a combination of price and product performance. Internationally, the Company competes with many producers of forged and cast grinding balls, nearly all of them indigenous to their respective local markets.

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

RAW MATERIALS

         The principal raw materials and commodities required in the Company's manufacturing operations are steel scrap, DRI, steel bars, electricity and natural gas. All of these raw materials except DRI, which the Company produces, are purchased at prevailing market prices. Adequate sources of supply exist for all of the Company's raw material requirements.

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

HUMAN RESOURCES

         The Company's worldwide operations are managed by a management team based in its Charlotte, North Carolina headquarters. The Company and its wholly-owned subsidiaries have approximately 2,600 employees, of whom approximately 1,900 are hourly production employees. Approximately 63% of the Company's employees are covered by collective bargaining agreements. See "Business-Significant 1997 Events" for additional information.

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

         Based on environmental reviews conducted by outside environmental consultants in connection with the Georgetown acquisition and the AWGS acquisition, and the continuing review of environmental requirements by the Company, the Company believes that it is currently in substantial compliance with environmental requirements. Nevertheless, as is the case with steel producers in general, if a release of hazardous substances occurs on or from the Company's properties or any associated offsite disposal locations, or if contamination from prior activities is discovered at such properties or locations, the Company may be held liable and may be required to pay the cost of remedying the condition or satisfying third party damage claims, or both. The Company devotes considerable resources to ensuring that its operations are conducted in a manner that reduces such risks.

         The Company has several environmental issues currently under discussion with various federal, state and local agencies. Some of these involve compliance and/or remediation at certain properties. The Company is subject to consent orders, administrative orders, permit renewals and negotiations and ongoing inspection activities relating to certain of its properties and at off-site locations.

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

ITEM 2:           PROPERTIES

         The Company conducts its operations through domestic and international facilities as subsidiaries and joint ventures. The following table provides information regarding the Company's principal facilities:


                                     [CHART]


              Location                          Square Feet              Products                 Own or Lease
---------------------------------------------------------------------------------------------------------------
CORPORATE HEADQUARTERS:
Charlotte, NC (1)                                   10,000                  N/A                       Lease
MANUFACTURING FACILITIES:
Kansas City, MO (1) (2)                          1,871,800       Wire rod & grinding media        Own and lease
Georgetown, SC (1)                                 496,700     Wire rod, DRI, steel billets            Own
Jacksonville, FL (1)                               264,000             Wire products                   Own
Sanderson, FL (1)                                  145,000             Wire products                   Own
Duluth, MN                                         335,900              Mill Liners                    Own
Tempe, AZ                                          241,950              Mill Liners                    Own
Concepcion, Chile                                   50,000            Grinding media                   Own
Arequipa, Peru                                      25,000            Grinding media                   Own
Lima, Peru                                          40,000            Grinding media                   Own
Cividale, Italy (3)                                 90,000                 Idle                        Own
Mezzomerico, Italy                                  68,000            Grinding media                   Own
JOINT VENTURES (MANUFACTURING LOCATIONS):
Kamloops, Canada                                    34,800            Grinding media                   Own
Guadalajara, Mexico                                 40,800            Grinding media                  Lease
Perth and Townsville, Australia                     54,100            Grinding media                   Own
Manila, Philippines                                 86,000            Grinding media                  Lease
Chimbote, Peru                                   5,776,000       Rebar, Flat Rolled Steel              Own
Convent, LA (4)                                  1,525,000                  DRI                        Own
Piombino, Italy (3)                                 44,000            Grinding media                  Lease
SALES AND OTHER OFFICES:
Minneapolis, MN                                     18,700                  N/A                        Own
Santiago, Chile                                      7,300                  N/A                        Own

(1)      Subject to liens under existing debt.

(2) 748,000 square feet of such facility are leased at a nominal annual rental charge under multiple triple net leases with Armco with varying expiration dates.

(3) In December 1996, the manufacturing assets from Cividale, Italy were transferred to the Piombino, Italy location. It is the Company's intention to sell the Cividale facility.

(4) Construction at this facility was completed at the end of 1997 and production began in January 1998.

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

         In August 1996, Samsung America, Inc. ("Samsung") filed an action in the Supreme Court of the State of New York seeking monetary damages against GSI, the Company, its Peruvian subsidiary, Acerco, and Acerco's partners in the Siderperu joint venture collectively, (the "Defendants"). Samsung seeks to recover purported damages of $48.5 million and punitive damages of $10 million and alleges that the Defendants failed to honor a written contract which entitled Samsung to obtain an equity interest in Siderperu and to provide certain distribution and trading services on an exclusive basis. In August 1997, this action was dismissed by the Supreme Court of the State of New York for lack of jurisdiction over the Defendants. Samsung has appealed the dismissal decision to the 1st Department Appellate Division of the State of New York. The Company believes that it has substantial and meritorious defenses and will defend itself accordingly.

ITEM 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

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

         As of March 10, 1998, 100 shares of common stock of GST were outstanding, all of which were owned by GSI, and there were 40 record holders of the Common Stock of GSI.

ITEM 6:           SELECTED FINANCIAL DATA

         The following table sets forth selected historical financial data and other operating data of the Company and its predecessor, AWGS for the five year period ending December 31, 1997. The selected financial data for the four year period ending December 31, 1997 have been derived from, and are qualified by reference to, the audited financial statements of the Company included elsewhere herein. The selected financial data of AWGS for the period from January 1, 1993 to November 11, 1993 and for the Company for the period from November 12, 1993 to December 31, 1993, are derived from the audited financial statements of AWGS and the Company, respectively, which are not included herein. The selected financial data for AWGS are not comparable in certain respects to the selected financial data of the Company due to the effects of the AWGS acquisition and certain sales or closings of businesses described in the notes hereto. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements, including the notes thereto.


                                          AWGS                                       COMPANY
                                      -----------     -----------------------------------------------------------------------
                                         PERIOD          PERIOD
                                          FROM            FROM
                                      01/01/93 TO     11/12/93 TO
                                        11/11/93        12/31/93       1994          1995(1)         1996(1)         1997(1)
                                      -----------     -----------   ---------       ---------       ---------       ---------
STATEMENT OF OPERATIONS DATA:
Net Sales(2)                           $ 355,819       $  51,975    $ 455,258       $ 539,749       $ 815,917       $ 809,734
Operating Costs and Expenses:
  Cost of Products Sold                  303,455          43,648      389,287         457,307         703,958         691,200
  Selling, General and
    Administrative Expenses               33,307           3,510       30,613          35,258          46,331          44,749
  Depreciation and Amortization            9,158             208        3,612          10,522          26,989          29,587
  Non-recurring Costs of
    Combining Operations(3)                                                             4,866
                                       ---------       ---------    ---------       ---------       ---------       ---------
Operating Profit (Loss)(4)                 9,899           4,609       31,746          31,796          38,639          44,198
Net Interest Expense                      (1,582)           (711)      (8,928)        (22,892)        (42,436)        (41,070)
Equity in Income of Joint
  Ventures                                 2,466             390        3,434           4,075           5,500           6,195
Fees from Joint Ventures                   1,493             161        1,410           1,357           2,399           2,743
Other, Net                                  (707)           (150)         200            (573)            190             904
                                       ---------       ---------    ---------       ---------       ---------       ---------

Income (Loss) Before Income
  Tax                                     11,569           4,299       27,862          13,763           4,292          12,970
Income Tax Provision(5)                   (2,663)         (1,753)     (12,372)         (7,025)         (3,815)         (6,523)
                                       ---------       ---------    ---------       ---------       ---------       ---------

Income from Continuing
  Operations Before Extraordinary
  Loss, Discontinued Operations
  and Cumulative Effect of
  Accounting Changes                   $   8,906       $   2,546    $  15,490       $   6,738       $     477       $   6,447
                                       =========       =========    =========       =========       =========       =========

Net Income (Loss)                      $ (98,931)(6)   $   2,546    $  13,470 (7)   $   6,129 (8)   $   6,435(9)    $ (16,116)(10)
                                       =========       =========    =========       =========       =========       =========

BALANCE SHEET DATA AT
  PERIOD END:
Total Assets                           $ 232,717       $ 189,683    $ 259,611       $ 715,200       $ 715,679       $ 646,277
Total Debt                                13,201          69,837      158,185         378,103         385,133         346,182
Mandatory Redeemable Class A
  Common Stock                                             2,700
Armco Investment/Stockholder's
  Equity (Deficit)                        10,874          13,956      (29,887)        106,609         112,761          95,161

OTHER OPERATING DATA:
EBITDA                                 $  23,065       $   3,740    $  41,682       $  47,324       $  74,032       $  83,756
Net Cash Provided by (Used in):
  Operating Activities(12)               (25,748)        (18,371)      21,784           8,386          40,776          16,802
  Investing Activities(12)                (6,304)        (44,196)     (12,316)       (187,542)        (49,785)         21,877 (13)
  Financing Activities(12)                38,012          70,602        1,857         170,161           7,030         (40,078)(13)
Capital Expenditures(14)                   6,394           5,347       34,481          48,342          42,225          25,112

--------------------
(1) The Statement of Operations Data, Balance Sheet Data, and other operating Data have been restated to reflect the sale of the West Coast Wire Business. Accordingly, the results of operations, cash flows and net assets of this business have been classified as discontinued operations for all periods presented.

(2) Net Sales for the period from January 1, 1993 through November 11, 1993 include $22,403 of aggregate sales from operations which were discontinued in 1992 and prior years or held for sale.

(3) Represents non-recurring charge for the costs of combining the operations of GST and Georgetown. See Note 1 to the Consolidated Financial Statements.

(4) Operating Profit for the period from January 1, 1993 through November 11, 1993 includes $3,919 of aggregate net operating profit from operations which were discontinued in 1992 and prior years or held for sale.

(5) Income tax provision for AWGS represents foreign taxes only. AWGS had no domestic income tax provision due primarily to net operating loss carryforwards.

(6) Reflects a charge of $107,615 for the cumulative effect of the adoption of SFAS No. 106 related to post-retirement benefits other than pensions.

(7)      Net of $2,020 non-cash after-tax write-off of debt issuance costs.

(8) Includes net loss from discontinued operations of $609, net of related taxes.

(9) Reflects effect of a change in accounting for spare parts and supplies inventories of $3,556, net of related taxes. See Note 3 to the Consolidated Financial Statements. Also includes net income from discontinued operations of $2,402, net of related taxes

(10) Includes net income from discontinued operations of $1,402, net of related taxes, and loss on disposal of discontinued operations of $23,965, net of related taxes.

(11) EBITDA is presented herein to provide additional information about the Company's ability to meet future debt service, capital expenditures and working capital requirements. EBITDA should not be considered as an alternative to net income, as an indicator of operating performance, or as an alternative to cash flows as a measure of liquidity, as such measures would be determined pursuant to generally accepted accounting principles. In addition, EBITDA should not be considered as an indicator that cash flow is sufficient for all of the Company's needs.

(12) This cash flow information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation."

(13) Includes $56.0 million in proceeds from sale of the West Coast Wire Business which were used to pay off outstanding debt.

(14)     Excludes purchases of businesses and joint venture investments.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion provides an assessment of the Company's financial condition, results of operations and liquidity and capital resources and should be read in conjunction with the accompanying financial statements and notes thereto included elsewhere herein. The results of operations for the three years presented are not comparable due to the Georgetown acquisition on October 5, 1995.

RESULTS OF OPERATIONS (DOLLARS IN MILLIONS)

         The following table sets forth, for the years indicated, the Company's selected income statement data:

                                                            FOR THE YEAR ENDED
                                                                DECEMBER 31,
                                                    ----------------------------------
                                                     1995          1996          1997
                                                    ------        ------        ------
Net Sales                                           $539.7        $815.9        $809.7
Cost of Products Sold                                457.3         704.0         691.2
Selling, General and Administrative Expenses          35.2          46.3          44.7
Depreciation and Amortization                         10.5          27.0          29.6
Non-recurring Costs of Combining Operations(1)         4.9
                                                    ------        ------        ------

Operating Profit                                      31.8          38.6          44.2
Net Interest Expense                                 (22.9)        (42.4)        (41.1)
Other Income(2)                                        4.9           8.1           9.9
                                                    ------        ------        ------
Income Before Income Tax                              13.8           4.3          13.0
Income Tax Provision                                  (7.1)         (3.8)         (6.5)
                                                    ------        ------        ------
Income from Continuing Operations Before
  Cumulative Effect of Accounting Change               6.7           0.5           6.5
Discontinued Operations                               (0.6)          2.3         (22.6)
Cumulative Effect of Accounting Change                               3.6
                                                    ------        ------        ------
Net Income                                          $  6.1        $  6.4        $(16.1)
                                                    ======        ======        ======

PERCENTAGE OF NET SALES:

Net Sales                                            100.0%        100.0%        100.0%
Cost of Products Sold                                 84.7          86.3          85.4
Selling, General and Administrative Expenses           6.5           5.7           5.5
Depreciation and Amortization                          1.9           3.3           3.7
Non-recurring Costs of Combining Operations(1)         0.9
                                                    ------        ------        ------

Operating Profit                                       6.0           4.7           5.4
Net Interest Expense and Capital Charge               (4.3)         (5.2)         (5.1)
Other Income(2)                                        0.9           1.0           1.3
                                                    ------        ------        ------
Income Before Income Tax                               2.6           0.5           1.6
Income Tax Provision                                  (1.4)         (0.4)         (0.8)
                                                    ------        ------        ------
Income from continuing Operations Before
  Cumulative Effect of Accounting Change               1.2           0.1           0.8
Discontinued Operations                               (0.1)          0.3          (2.8)
Cumulative Effect of Accounting Change                               0.4
                                                    ------        ------        ------
Net Income                                             1.1%          0.8%         (2.0%)
                                                    ======        ======        ======

--------------------

(1) Represents non-recurring charges for the costs of combining the operations of GST and Georgetown. See Note 9 to the Consolidated Financial Statements.

(2) Other Income includes Equity in Income of Joint Ventures, Fees from Joint Ventures and Other, Net.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         DISCONTINUED OPERATIONS. In May 1997, the Company sold its West Coast Wire Business for approximately $56.0 million, resulting in an estimated loss on disposition of $23.9 million, net of taxes. Accordingly, the results of operations of this business have been reclassified as discontinued operations and the following discussion excludes the tons shipped and other operating results of this business for all periods presented.

         1997 WORK STOPPAGES. The Company's labor contracts for the Kansas City and Georgetown mini-mills expired in March 1997 and December 1997, respectively. When the Company and the USWA were unable to reach accord on the terms of new contracts, the unions in each location stopped working. Management estimates that the ten week work stoppage in Kansas City cost the Company approximately $21.9 million in pre-tax earnings, primarily in the second quarter of 1997. The Georgetown work stoppage, which occurred during the fourth quarter and lasted four weeks, is estimated to have cost approximately $6.8 million in 1997 pre-tax earnings.

         NET SALES. Net sales for the year ended December 31, 1997 were $809.7 million compared to $815.9 million for the year ended December 31, 1996, a decrease of $6.2 million or 0.8%.

         Wire rod sales were up $27.3 million to $407.8 million in 1997 compared to 1996 despite the impact of the 1997 strikes and subsequent ramp-up to pre-work stoppage production levels. Wire rod volume in 1997 exceeded 1996 volume by approximately 21,600 tons. Additionally, wire rod selling prices averaged $348 per ton in 1997 compared to $331 per ton in 1996.

         Grinding media sales were $269.7 million in 1997 compared to $268.7 million in 1996. Domestically, volume was down approximately 22,600 tons reflecting lost volume during the Kansas City work stoppage . Internationally, volume was up 23,400 tons resulting primarily from significant expansion in the mining industry in South America where the Company has substantially increased market share with several significant customers at slightly reduced prices.

         The Company's wire products sales were down $10.8 million in 1997 compared to 1996 reflecting increased competition from imports. Additionally, the Company's sales of billets to third party purchasers were down $26.9 million as the Company increased its internal consumption of billets. Of 205,000 tons shipped, 160,000 tons were shipped to Kansas City for use in production.

         COST OF PRODUCTS SOLD AND GROSS MARGIN. Cost of products sold as a percent of net sales decreased to 85.4% in 1997 from 86.3% in 1996 resulting in increased gross profit margin from 13.7% in 1996 to 14.6% in 1997. Wire rod conversion costs for the full year 1997 were comparable to 1996, but reflected significant spikes during the strikes at Kansas City and Georgetown which were offset by continued production improvements and efficiencies in the non-work stoppage quarters. Grinding media conversion costs were approximately 9% higher in 1997 than in 1996 due to the effects of the work stoppage and resulting decline in domestic volume.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expense as a percent of sales decreased to 5.5% in 1997 from 5.7% in 1996 as a result of the Company's 1997 cost reduction program.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for 1997 increased $2.6 million from 1996 to $29.6 million. This increase results from capital additions and improvements.

         NET INTEREST EXPENSE. Net interest expense decreased to $41.1 million for 1997 from $42.4 million for 1996 The decrease reflects a reduction in the borrowings under the revolver as the proceeds from the sale of the West Coast Wire Business were used to repay amounts outstanding. Of this total $1.7 million represents amortization of debt issuance costs.

         OTHER INCOME. Other income, which is primarily equity income and fees from joint ventures, increased to $9.9 million for 1997 compared to $8.1 million for 1996 due primarily to inclusion in 1997 of a full year of equity earnings and fees from the Siderperu investment made in March 1996 and to improvements in Siderperu's operations since it has been managed by the Company.

         INCOME TAXES. Income taxes for 1997 were $6.5 million on pre-tax earnings of $13 million, an effective tax rate of 50.3%. Income taxes for 1996 were $3.8 million on pre-tax earnings of $4.3 million, an effective rate of 88.9%. The effective tax rate for the company is high due to limitations on the Company's ability to currently utilize foreign tax credits and due to the non-deductibility of amortization and depreciation expense associated with the Georgetown acquisition. The decrease in the effective rate in 1997 results from a change in the mix of U.S. and foreign earnings.

         INCOME (LOSS) FROM CONTINUING OPERATIONS. As a result of the factors discussed above, the Company had income from continuing operations of $6.4 million for 1997 compared to $0.4 million for 1996.

         NET INCOME (LOSS). After the $23.9 million loss on the disposal of the West Coast Wire Business, the Company experienced a net loss for 1997 of $16.1 million compared to net income of $6.4 million for 1996 after the cumulative effect of an accounting change which increased 1996 net income by $3.6 million.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         NET SALES. Net sales for 1996 were $815.9 million compared to $539.7 million in 1995. The majority of this increase reflects the inclusion in 1995 of only three months of operations of the Georgetown group of companies which were acquired on October 5, 1995. Sales for the first three quarters of 1996 for the Georgetown group were $248.7 million. The remainder of the increase results primarily from the five week shutdown in Kansas City for the Rod Mill Modernization in 1995 and the related decrease in 1995 wire rod volume.

         COST OF PRODUCTS SOLD AND GROSS MARGIN. Total cost of products sold as a percent of sales increased to 86.3% in 1996 from 84.7% in 1995 with resulting gross margins of 13.7% and 15.3%, respectively. The primary reason for the decreased margins was a decrease in wire rod average selling prices by $23 per ton. The increase in total cost dollars from $457.3 million in 1995 to $704.0 million in 1996 reflects the additional three quarters activity for the Georgetown group in 1996.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were up in total dollars from $35.2 million in 1995 to $46.3 million for 1996 resulting from the full year inclusion of Georgetown operations. However, as a percentage of net sales, selling, general and administrative expenses were down from 6.5% in 1995 to 5.7% in 1996. This decrease reflects the efficiencies resulting from the combination of the companies which have been realized to date.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased to $27.0 million in 1996 compared to $10.5 million for 1995. The Georgetown acquisition accounts for $12.6 million of this increase, with the remainder resulting from capital additions and improvements.

         NET INTEREST EXPENSE. Net interest expense increased to $42.4 million for 1996 from $22.9 million for 1995 resulting from debt incurred to effect the Georgetown acquisition and borrowings related to the investment in Sidercorp. Of this total, $1.8 million represents amortization of debt issuance costs.

         OTHER INCOME. Other income, primarily equity income and fees from joint ventures, increased $3.2 million to $8.1 million for 1996 due, in part, to the additional 1996 investments in joint ventures.

         INCOME TAXES. Income taxes for 1996 were $3.8 million compared to $7.0 million for 1995. The 1996 effective income tax rate was 88.9% compared to 51.0% for 1995. The effective income tax rate increased primarily due to limitations on the Company's ability to currently utilize foreign tax credits, the nondeductibility of amortization and depreciation expense associated with the Georgetown acquisition, and changes in the relative mix of U. S. and foreign earnings.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1997, the Company had total cash and cash equivalents of $3.4 million, a decrease of $4.3 million from December 31, 1996. Operating activities provided $16.8 million of cash during 1997 composed primarily of a net loss of $16.1 million, non-cash depreciation and amortization of $29.6 million, non-cash loss on disposal of discontinued operations of $23.9 million, changes in deferred taxes using $9.3 million of cash and changes in current assets and liabilities for the year using cash of $6.7 million. Cash of $6.7 million was used in operations to fund working capital needs. Net cash provided by investing activities of $21.9 million consisted primarily of $56.0 million in proceeds from the sale of the West Coast Wire Business, capital improvements of $25.1 million and investments in joint ventures of $9.0 million. The Company had net cash used in financing activities of $40.1 million from net repayments of debt.

         While management believes that funds available from the Company's cash flow from operations and credit facilities will be sufficient, in the aggregate, to fund planned working capital and capital expenditure requirements for 1998, management continues to evaluate alternative sources of funds. There are fluctuations in the Company's working capital needs over the course of a year, generally influenced by various factors such as seasonality in some product lines, inventory levels and the timing of raw material purchases. Due to the cyclical nature of the Company's business, management believes that it is important for the Company to maintain borrowing facilities in excess of working capital requirements.

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

         The acquisition premium recorded as a result of the Georgetown acquisition is being amortized over a period of forty years. Management believes that the use of the forty-year amortization period is appropriate given the expected longevity of the industry, Georgetown's leading market positions, Georgetown's utilization of modern manufacturing technology, and the diversity and lack of expected obsolescence of Georgetown's products.

         The Company's capital expenditures were $25.1 million in 1997. These expenditures related primarily to the expansion in South America, adding an additional line to the continuous castor in Georgetown and modernizing the Duluth facility. The Company is committed to make additional equity investments in the AIR joint venture of $5.6 million in 1998. See Note 6 to the Consolidated Financial Statements.

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

         Borrowings under the Revolving Credit Facility bear interest at a floating rate. Increases in prevailing rates could adversely affect the Company's cash flow. See "Certain Relationships and Related Transactions -- Description of Indebtedness." To the extent that the interest rate on the Revolving Credit Facility increases or the principal amount outstanding increases, there will be corresponding increases in the Company's interest obligations. Under the Revolving Credit Facility, the Company's availability is $120.0 million (subject to a borrowing base limitation). As of December 31, 1997, the unused availability under the Revolving Credit Facility was $80.5 million, and $17.5 million of letters of credit were outstanding.

ENVIRONMENTAL MATTERS

         The Company has made, and will continue to make, capital expenditures as necessary to comply with environmental requirements. Because environmental requirements are subject to change and are becoming increasingly stringent, the Company's capital expenditures for environmental compliance may increase in the future. The Company has established reserves for certain future costs and liabilities associated with environmental matters. As of December 31, 1997, the Company had recorded a reserve of approximately $2.7 million for environmental matters. The Company believes these reserves are adequate in light of certain indemnifications described below. See Note 15 to the Consolidated Financial Statements of the Company for additional information. There can be no assurance, however, that future environmental costs and liabilities will not exceed the established reserves. The Company believes, based upon information currently available to management, that it will not require expenditures to maintain compliance with environmental requirements which would have a material adverse effect on its consolidated financial condition or results of operations.

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

         The Company has from time to time been, and presently is, the subject of administrative proceedings, litigation or investigations relating to environmental matters. The Company's Kansas City mini-mill is subject to a Consent Order regarding air emissions. The Georgetown mini-mill and DRI plant are involved in an air emissions permit modification process and ongoing discussions regarding compliance issues and inspections by the state environmental agency. The Kansas City mini-mill is involved in a water discharge permit renewal process with the state environmental agency. The Jacksonville facility is subject to a Consent Order regarding soil and groundwater cleanup. The Tempe, Arizona facility is involved in air emissions permit discussions. Several of the Company's properties are listed in CERCLIS or equivalent state/provincial lists. The Company through its operating units has been named as a PRP at several off-site locations where wastes were sent. Through cost sharing agreements, permits and consent orders the Company is addressing requirements at these locations. Although the Company does not believe that current proceedings, litigation or investigations will have a material adverse effect on its consolidated financial condition or results of operations, there can be no assurance that future costs or damages relating to such proceedings, litigation or investigations will not exceed established reserves.

         Subject to certain limitations, the Company is indemnified for certain environmental matters, including those referred to herein. Armco has indemnified GST for matters including contamination at the inactive Ishpeming, Michigan facility, and certain matters at the Kansas City facility and the Duluth facility. Capitol Castings, Inc. has indemnified MEI for groundwater contamination at the Tempe, Arizona facility, and Ivaco Inc. has indemnified the Company for groundwater contamination and some soil contamination at the Jacksonville facility. Although the Company believes such indemnifications are adequate to cover these matters, if a matter is not fully covered by these indemnities, or if the indemnitor fails to provide indemnification, the Company may be responsible for such matters.

YEAR 2000

         The Company is currently in the process of assessing its business and manufacturing systems for Year 2000 compliance. The Company is also in the process of contacting its major suppliers of products and services in order to assess these suppliers' efforts to address the Year 2000 problem.

         While some non-compliant systems are in the process of being replaced, this effort has been part of capital expenditures under the Company's existing business plan. Management believes that progress to-date is satisfactory, that there are no significant Year 2000 problems, and management anticipates that no material expenditures will be required.

TAX MATTERS

         The Company's Peruvian subsidiaries had received notice from the Peruvian tax authorities of proposed tax assessments, for the years 1984 through 1990 relating to sales taxes, employer taxes and income taxes. During 1995, Armco and the Company successfully resolved several of the proposed tax assessments for a total payment of $140,000 (reimbursed by Armco). During 1996, the Peruvian government issued a one-time amnesty program in order to allow Peruvian companies to settle disputed tax claims. Under the tax amnesty program, the Company settled all outstanding Peruvian tax assessments for a total payment of $250,000. The Company has obtained a specific indemnity and has received reimbursement from Armco for the full amount of tax assessments paid, without regard to any deductible.

         Prior to 1997, the Company recorded deferred tax liabilities for U. S. income tax and foreign withholding tax on the entire amount of unremitted earnings of its foreign subsidiaries and joint ventures. Historically, foreign country capital improvement projects and expansion plans have kept the foreign subsidiaries and joint ventures from repatriating all of their unremitted earnings. Projections for future years indicate this trend will continue. Therefore, beginning in 1997, the deferred tax liabilities have been adjusted so that U.S. income taxes and foreign withholding taxes are not provided on the portion of foreign unremitted earnings that is expected to be invested abroad indefinitely. The Company continues to provide taxes on the portion of the foreign unremitted earnings that is expected to be repatriated. The Company would be required to record additional tax if it received foreign dividends or liquidation proceeds in excess of the amounts expected to be repatriated.

         The Company's federal income tax returns have included deductions for certain net operating losses ("NOLs"), which deductions reduced its tax liabilities in 1995 and prior years. The Company has recorded deferred tax benefits for tax net operating losses generated in 1996 and 1997 which will be used to offset future taxable income. The Company's tax returns are currently under audit by the Internal Revenue Service ("IRS"). It is impossible to predict with certainty the outcome of any potential IRS examinations, and thus no assurance can be given that tax adjustments will not exceed reserves established by the Company.

OTHER MATTERS

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which was effective for the Company in 1996. This statement encourages, but does not require, companies to adopt a method of accounting for stock compensation awards based on the estimated fair value at the date the awards are granted. The Company has elected to continue to follow existing standards and has disclosed in the Notes to the consolidated financial statements the proforma effect on net income had expense been recognized for options based on the new statement. See Note 13 to the Consolidated Financial Statements for further discussion.

ITEM 8:           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index to Consolidated Financial Statements which appears on page 50 herein.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10:          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Directors of GST and GSTOC are elected at their respective annual meetings of stockholders to serve during the ensuing year or until a successor is duly elected and qualified. Executive officers of GST and GSTOC are elected annually by the Board of Directors of GST and GSTOC, respectively, to serve during the ensuing year or until a successor is duly elected and qualified. GST's and GSTOC's Boards of Directors currently consist of four members each. In connection with the Georgetown acquisition, GSI, GECC, Leggett & Platt, the Bain Funds ( as defined under Note (1) under "Security Ownership of Certain Beneficial Owners and Management"), Mr. O'Malley, the Government of Kuwait (the "GOK") and certain other stockholders of GSI (the "Stockholder Parties") entered into the Second Amended and Restated Stockholders Agreement (the "Stockholders Agreement") dated October 5, 1995. Under the Stockholders Agreement, the Stockholder Parties agreed to vote all of their shares of Common Stock and to take all other necessary actions (i) to allow the GOK to select two representatives to the Board of Directors of GSI, so long as certain securities issued in connection with the Georgetown acquisition are outstanding, and (ii) to allow the holders of a majority of the shares held by the Bain Funds to select the remaining representatives to the Board, so long as the Bain Funds and certain other persons own at least 60% of the Common Stock which it purchased pursuant to the Stock Purchase Agreement dated October 5, 1995. The following table sets forth certain information with respect to the directors and executive officers of GST and GSTOC.

Name                       Age      Position
----                       ---      --------
Roger R. Regelbrugge       67       Chairman and Director

Mark G. Essig              40       President, Chief Executive Officer and
                                    Director

Luis E. Leon               45       Senior Vice President - Finance and Administration,
                                    Chief Financial Officer, Treasurer and
                                    Assistant Secretary

Donald B. Daily            51       Senior Vice President - Steel Operations

David M. Yarborough        47       Senior Vice President - Mining Products

Walter Robertson, III      52       Senior Vice President - Commercial

Name                       Age      Position
----                       ---      --------
David O. Shelley           48       Vice President and Controller

Benjamin C. Huselton       53       Vice President-Administration

George A. Goller           53       Vice President - Technology and Product
                                    Development

Paul B. Edgerley           42       Director

John J. O'Malley           50       Director

ROGER R. REGELBRUGGE has been a Director and the Chairman of GST and GSTOC since the Georgetown acquisition. From the Georgetown acquisition until the appointment of Mr. Essig in January 1998, he also served as Chief Executive Officer. Previously he served as Chairman and Chief Executive Officer of Georgetown Industries, having joined Georgetown in 1974. He served as President and Chief Executive Officer of Georgetown since 1977 and as a director of Georgetown since 1975. Mr. Regelbrugge is a director and member of the Policy and Planning Committee of the AISI, a director of the Steel Manufacturers Association, a member of the Advisory Board of the Fuqua School of Management at Duke University and a member of the Board of Trustees of Belmont Abbey College.

MARK G. ESSIG was appointed President and Chief Executive Officer of GSI effective January, 1998. He succeeds Mr. Regelbrugge as CEO. Prior to joining GSI, Mr. Essig served in various capacities at AK Steel Corporation, headquartered in Middletown, Ohio, and prior to that at Washington Steel Corporation. Most recently, Mr. Essig was Executive Vice President, having joined that Company in 1992 as Employee Relations and Assistant to the Chief Executive Officer of AK Steel. He became Vice President of Sales and Marketing of that company in 1993 and advanced to the position of Executive Vice President in 1994. Prior to joining AK Steel he served as Vice President of Finance and Administration and later as Vice President and Chief Financial Officer for Washington Steel Corporation in Washington, Pennsylvania.

LUIS E. LEON has been Senior Vice President - Finance and Administration, Chief Financial Officer and Treasurer of GST and GSTOC since February 1997. Mr. Leon joined the Company in November 1994 as Vice President, Chief Financial Officer and Treasurer. In October 1995, he was appointed Senior Vice President. From May 1991 to October 1994, Mr. Leon was Vice President, Chief Financial Officer and Treasurer for Wyman-Gordon Company. From 1986 through May 1991, Mr. Leon served as Corporate Treasurer for Milton Roy Company. Prior to joining Milton Roy Company, Mr. Leon held various treasury and financial management positions with Kerr-McGee Corporation, American Express Company, Money Order Division and numerous banking positions with United Bank of Denver (now known as Norwest
Bank).

DONALD B. DAILY has been Senior Vice President - Steel Operations since February 1997. Mr. Daily has been President and Chief Executive Officer of Georgetown Steel Corporation since 1993, and President and Chief Executive Officer of GST Steel since September 1996. Mr. Daily joined Georgetown Steel as Vice President of Operations in 1984 and was named Executive Vice President and General Manager in 1988.

DAVID M. YARBOROUGH has been Senior Vice President-Mining Products since February 1997. From October 1995 to February 1997, he served as Vice President - Corporate Development of GST and GSTOC. From August 1993 until October 1995, Mr. Yarborough provided project development services to Georgetown pursuant to an agreement between Georgetown and GeoCapital Corporation of which he was President. Prior to founding GeoCapital in 1992, Mr. Yarborough held various management positions in steel and industrial equipment concerns.

WALTER ROBERTSON, III has been Senior Vice President-Commercial since February 1997. Until then he served as Vice President - Commercial of GST and GSTOC beginning when he joined the Company in March 1996. Prior to joining the Company, Mr. Robertson was President of American Steel and Wire, a subsidiary of Birmingham Steel Corporation.

DAVID O. SHELLEY has been Vice President and Controller of GST and GSTOC since November 1995 and Controller of GST and GSTOC since the Georgetown acquisition. Mr. Shelley served as Controller of Georgetown from 1985 until the Georgetown acquisition. Mr. Shelley joined Georgetown in 1974 and held various financial positions prior to being named Controller. From 1970 to 1974, he served in various financial positions at Georgetown Steel Corporation.

BENJAMIN C. HUSELTON has been Vice President-Administration of GST and GSTOC since March 1997. Prior to that he had served as Vice President-Communications and Vice President of GST and GSTOC since the Georgetown acquisition. From November 1993 to the Georgetown acquisition, he was Vice President of Human Resources and Business Systems and Assistant Secretary of GST and GSTOC. From 1991 to November 1993, Mr. Huselton was Vice President of Human Resources and Administration for AWGS. From 1970 to 1991, Mr. Huselton served as a manager of industrial relations and human resources in several Armco divisions, including the Baltimore Works of Armco's Specialty Steel Division.

GEORGE A. GOLLER has been Vice President - Technology and Product Development of GST and GSTOC since November 1995 and a Vice President of GST and GSTOC since November 1993. From December 1990 to November 1993, Mr. Goller was Director of Business Development for AWGS. From 1964 to 1992, Mr. Goller served in various capacities with AWGS, including Metallurgy Coordinator at the Kansas City mini-mill, Commercial Manager and Senior Product Engineer at the Ishpeming, Michigan facility, and Director of the High Chrome Cast technical development group.

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

ITEM 11:          EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

         Set forth below is information for the fiscal years ended December 31, 1995, 1996 and 1997 with respect to compensation for services to the Company of the following individuals: (1) the Chief Executive Officer of GST and GSTOC during 1997, (2) the Chief Executive Officer of GST and GSTOC effective January 1, 1998, and (3) the four most highly compensated executive officers of GST and GSTOC (other than the Chief Executive Officers) during 1997.

                           SUMMARY COMPENSATION TABLE

                                                       ANNUAL COMPENSATION
                                           ---------------------------------------------
                                                                                          LONG-TERM
                                                                      OTHER ANNUAL        COMPENSATION   ALL OTHER
NAME AND PRINCIPAL POSITION     YEAR       SALARY($)      BONUS($)    COMPENSATION($)(1)  OPTIONS(#)(2)  COMPENSATION($)(3)
---------------------------------------------------------------------------------------------------------------------------
Roger R. Regelbrugge            1997       $650,000       $694,950         $  9,754           25,000         $ 34,397
  Chairman and Director         1996       $612,500       $339,938         $  8,958               --         $ 34,397
                                1995       $143,548(4)    $113,372(4)      $  2,144          325,000         $ 58,313

Mark G. Essig                   1997(5)                                                      450,000
  President and Chief           1996
  Executive Officer             1995

Luis E. Leon                    1997       $245,000       $174,628         $ 12,329           20,000         $ 11,498
  Senior Vice President -       1996       $220,000       $ 81,400         $ 49,420               --         $ 57,019
  Finance and Administration,   1995       $195,000       $ 46,400         $  7,885               --         $  8,098
  Chief Financial Officer

Donald B. Daily                 1997       $275,000       $158,058         $ 19,105           20,000         $ 24,712
  Senior Vice President -       1996       $231,250       $ 69,998         $  5,981               --         $ 36,922
  Steel Operations              1995       $200,000       $302,899         $  6,348          120,000         $ 10,563

David M. Yarborough             1997       $227,500       $196,616         $ 56,155           20,000         $  3,238
  Senior Vice President-        1996       $190,000       $ 52,725         $  5,267               --         $  2,680
  Mining Products               1995(6)    $ 45,552       $ 18,995               --          100,000         $ 16,066

Walter Robertson, III           1997       $215,000       $ 92,668         $  8,657           20,000         $  3,052
  Senior Vice President-        1996(7)    $149,808       $ 90,000         $ 38,108           90,000         $ 87,326
  Commercial                    1995             --             --               --               --               --

--------------------
(1) Other annual compensation reflects certain incidental perquisites and benefits.

(2) For additional information concerning the grant of options in 1997, see "-- Stock Options" below.

(3) Other compensation paid to Mr. Regelbrugge consists of $50,000 in 1995 paid in connection with his initial employment with the Company and certain life insurance premiums paid by the Company on Mr. Regelbrugge's behalf in the amount of $30,825 in 1997 and 1996 and a pro-rated amount of $8,313 for 1995. See "--Mr. Regelbrugge's Employment Arrangements." The amounts shown for 1996 for Messrs. Leon, Daily and Robertson include reimbursement of certain relocation expenses of $49,519, $22,917 and $35,316, respectively. Mr. Daily's amount includes payment in lieu of vacation of $21,140 in 1997, $10,570 in 1996 and $7,687 in 1995. Mr. Robertson's amount also includes $50,000 in connection with his initial employment in 1996. Mr. Leon participates in a 401(k) plan with a Company match. The amounts related to this plan for 1997 and 1996 were $4,800 and $4,500, respectively. Mr. Leon also participates in a profit sharing plan and contributions on his behalf in 1997 and 1996 were $3,200 and $3,000, respectively.

(4) Represents prorated amount for the portion of 1995 that follows the Georgetown acquisition, during which period Mr. Regelbrugge was Chairman and Chief Executive Officer of GST and GSTOC.

(5)  Mr. Essig joined the Company in January 1998.

(6)      Mr. Yarborough joined the Company in October 1995.

(7)      Mr. Robertson joined the Company in March 1996.

STOCK OPTIONS OF GSI

         The following table sets forth information regarding stock options in the Common Stock granted during the Company's fiscal year ended December 31, 1997.

                              OPTION GRANTS IN 1997

                                                                                            POTENTIAL REALIZABLE
                                                                                            VALUE AT ASSUMED
                                               INDIVIDUAL GRANTS                            ANNUAL RATES
                           --------------------------------------------------------         OF STOCK PRICE
                             NUMBER OF   PERCENT OF TOTAL                                   APPRECIATION FOR
                            SECURITIES   OPTIONS GRANTED   EXERCISE OR                      OPTION TERM (2)
                            UNDERLYING   TO EMPLOYEES IN    BASE PRICE   EXPIRATION         ---------------
       NAME                OPTIONS(#)(1)  FISCAL YEAR(%)   ($PER SHARE)      DATE         5%($)           10%($)
-----------------------------------------------------------------------------------    --------------------------
Roger R. Regelbrugge(3)        25,000          2.71%          $7.00        09/01/07    $  260,623      $  414,999
Mark G. Essig(4)              450,000         48.81%          $7.00        12/31/07    $4,691,217      $7,469,978
Luis E. Leon                   20,000          2.17%          $7.00        09/01/07    $  208,499      $  331,999
Donald B. Daily                20,000          2.17%          $7.00        09/01/07    $  208,499      $  331,999
David M. Yarborough            20,000          2.17%          $7.00        09/01/07    $  208,499      $  331,999
Walter Robertson, III          20,000          2.17%          $7.00        09/01/07    $  208,499      $  331,999

--------------------
(1) Such options were granted on August 31, 1997 pursuant to a stock option agreement between GSI and the above named executives. The options vest and become exercisable at 5% per quarter beginning on September 30, 1997.

(2) Represents the value of the options granted at the end of the option term if the market price of shares of Common Stock on the date of grant were to appreciate annually by 5% and 10%, respectively, based on the assumed fair market value of $6.40 per share as of the grant date.

(3) Mr. Regelbrugge's 1997 options vest at the rate of 3.575% per month beginning on September 30, 1997.

(4) Mr. Essig's options were granted on December 11, 1997 and vest and become excercisable at 5% per quarter beginning on March 31, 1998.

         The following table sets forth information concerning outstanding options in the Common Stock held by Mr. Regelbrugge and the other named executives during the Company's fiscal year ended December 31, 1997. No executive officer exercised options during 1997.

        AGGREGATED OPTION EXERCISABLE IN 1997 AND YEAR-END OPTION VALUES

                        NUMBER OF SECURITIES UNDERLYING    VALUE OF UNEXERCISED
                        UNEXERCISED OPTIONS AT             IN-THE-MONEY OPTIONS AT
                        DECEMBER 31, 1997(#)               DECEMBER 31, 1997 ($)(1)
                        ---------------------              ------------------------
        NAME            EXERCISABLE     UNEXERCISABLE      EXERCISABLE  UNEXERCISABLE
        ----            -----------     -------------      -----------  -------------
Roger R. Regelbrugge      328,571           21,429              --            --
Mark G. Essig                  --          450,000              --            --
Luis E. Leon               92,000          108,000              --            --
Donald B. Daily            50,000           90,000              --            --
David Yarborough           42,000           78,000              --            --
Walt Robertson             20,000           90,000              --            --

(1) Year end value is based on an assumed fair market value of $6.40 per share, less the applicable aggregate option exercise price(s) of in-the-money options, multiplied by the number of unexercised in-the-money options which are exercisable and unexercisable, respectively.

MR. REGELBRUGGE'S EMPLOYMENT ARRANGEMENTS

         Mr. Regelbrugge and GSI are parties to an employment agreement (the "Regelbrugge Agreement"), dated October 5, 1995 and amended on April 28, 1997, pursuant to which Mr. Regelbrugge served as the Chairman and Chief Executive Officer of GSI, GST and GSTOC until December 31, 1997. Subsequent to December 31, 1997, Mr. Regelbrugge will serve as Chairman through March 31, 1999. Mr. Regelbrugge has also agreed to serve as a Director of GSI through December 31, 1999, or such alternate date as may be determined by the shareholders of GSI; provided, however, that Mr. Regelbrugge will have no further obligation to serve as a Director of GSI if a new chairman is designated prior to April 1, 1999. Under the Regelbrugge Agreement currently in effect, Mr. Regelbrugge is entitled to receive (i) a base salary at the annual rate of $650,000 through December 31, 1998, (ii) a base salary at the annual rate of $260,000 from January 1, 1999, through March 31, 1999, (iii) a base salary at the annual rate of no less the $200,000 from April 1, l999 through December 31, 1999, and (iv) an annual incentive bonus based on the Company achieving certain performance targets. Until March 31, 1999 Mr. Regelbrugge will not be required to devote more than 40% of his time and energy to the furtherance of the business of GSI, GST, GSTOC and Georgetown. Commencing April 1, 1999 and continuing through December 31, 1999, Mr. Regelbrugge will not be required to devote more than ten days each calendar quarter to the furtherance of the business of GSI, GST, GSTOC and Georgetown. Beginning on January 1, 1998, Mr. Regelbrugge is entitled to advise or work for another individual, firm or corporation provided that it does not unreasonably interfere with his duties under the Regelbrugge Agreement and that such other individual, firm or corporation is not directly in competition with GSI and its subsidiaries within a specified territory. The Regelbrugge Agreement also entitles Mr. Regelbrugge to certain privileges and benefits, including participation in the Company's management employee benefit plans in effect from time to time and in a supplemental executive retirement plan established and maintained by GSI (the "GSI SERP"). The GSI SERP will provide Mr. Regelbrugge with retirement benefits as described under Pension and Retirement Plans.

         Mr. Regelbrugge also has entered into a Stock Option Agreement dated October 5, 1995 and amended on July 31, 1997 (the "1995 Stock Option Agreement") and a Stock Option Agreement dated September 1, 1997 (the "1997 Stock Option Agreement") with GSI. Pursuant to both the 1997 Stock Option Agreement and the 1995 Stock Option Agreement, he received options to purchase Common Stock. The options granted under the 1995 Stock Option Agreement are non-qualified and fully vested and exercisable. The options granted under the 1997 Stock Option Agreement are non-qualified and become exercisable at the rate of 3.57143% on the last day of each month beginning September 30, 1997, if Mr. Regelbrugge is employed by the Company on such date, subject to the options becoming exercisable at an earlier date upon the occurrence of certain change of control transactions. Both the 1995 Stock Option Agreement and the 1997 Stock Option Agreement provide for certain transfer restrictions with respect to the Option Stock.

MR. ESSIG'S EMPLOYMENT ARRANGEMENTS

         Mr. Essig and GSI entered into an Employment Agreement (the "Essig Agreement") which became effective on January 1, 1998 pursuant to which Mr. Essig will serve as President and Chief Executive Officer of GSI, GST and GSTOC until the Essig Agreement is terminated by either Mr. Essig or GSI by giving sixty days prior written notice of termination or until Mr. Essig's death or his involuntary termination of employment with or without good reason (as defined). Under the Essig Agreement, Mr. Essig is entitled to receive (i) an annual base salary at the rate of $550,000, (ii) a signing bonus of $1,000,000 payable in three equal annual installments provided, however, that the second and third installments will be due only if Mr. Essig's employment has not been terminated for cause by GSI or terminated without good reason by Mr. Essig, (iii) an additional signing bonus of $350,000 payable in 1998, subject to certain conditions, and (iv) an annual incentive bonus based on the Company achieving certain performance targets, with a minimum bonus for 1998 of $450,000. The Essig Agreement prohibits Mr. Essig from engaging in certain competitive activities generally and from using or disclosing certain "confidential" or "proprietary" information during his term of employment and for a period of two years after the termination of his employment. Additionally, the Essig Agreement entitles Mr. Essig to reimbursement of expenses of relocation and certain other perquisites and benefits, including participation in all the Company's benefit plans applicable to the Company's executive officers generally and the GSI SERP. The GSI SERP will provide Mr. Essig with retirement benefits as described under Pension and Retirement Plans.

         In the event of Mr. Essig's termination of employment by GSI without "cause" or by Mr. Essig with "good reason", Mr. Essig is, in general, entitled to (a) a lump sum payment equal to twice the amount of his annual base salary then in effect, (b) an annual incentive bonus for the calendar year of the termination and for the ensuing calendar year payable when bonuses are paid to other employees under the annual incentive bonus plan, (c) continued vesting under the Essig Stock Option Agreement and under the GSI SERP for a period of two years, and (d) continuation of certain benefits and other contract rights; provided, however, if GSI gives Mr. Essig written notice on or before July 1, 200l, Mr. Essig's payments and other termination benefits will be modified in certain respects based upon his length of service at termination and the time periods of the competitive restrictions and prohibition against disclosure of "confidential" or "Proprietary" information placed upon Mr. Essig following the termination of his employment will be decreased from two years to one year. Mr. Essig is also party to an Indemnification Agreement that is similar in content and scope to that entered into by the other directors and officers of GSI.

         Mr. Essig has also entered into a stock option agreement (the "Essig Stock Option Agreement") with GSI pursuant to which he received options to purchase up to 450,000 shares of common stock at an exercise price of $7.00 per share. The options are non-qualified and become vested and exercisable at the rate of 5% on the last day of each calendar quarter, beginning with the quarter ending March 31, 1998, if Mr. Essig is employed by the Company of such date, subject to the options becoming exercisable at an earlier date upon the occurrence of certain change of control transactions. Mr. Essig's options will expire on the earlier of December 31, 2007 or the date of the termination of Mr. Essig's employment with the Company for any reason other than death or disability (as defined); provided, however, that Mr. Essig will have until the tenth anniversary of the date of the Essig Stock Option Agreement to exercise the options with respect to vested options.

         Mr. Essig is also party to an agreement which provides certain protections in the event of severance upon a Change of Control of GSI (the "Essig Change of Control Agreement"). The Essig Change of Control Agreement is in lieu of any other severance agreement and provides for cash compensation and continuance of fringe benefits for a period of two years in the event that in anticipation of, or within two years following a Change of Control his employment is terminated either by (x) the Company for any reason other than "cause" (as defined in the Essig Change of Control Agreement), death or disability, or (y) by Mr. Essig for good reason. If Mr. Essig should become entitled to receive benefits thereunder, he will receive (i) a lump sum payment equal to two times his annual base salary and, (ii) a lump sum payment equivalent to an incentive bonus for two years following termination.

OTHER MANAGEMENT AGREEMENTS

         Mr. Leon has entered into a management agreement with the Company (the "Management Agreement") pursuant to which Mr. Leon acquired shares of GSI Common Stock and options to purchase Common Stock. The terms of of the Management Agreement provides that (i) the Common Stock held by Mr. Leon is subject to purchase by GSI and the Bain Funds, at their option, in the event the executive is no longer employed by the Company as of a stated date, (ii) if Mr. Leon's employment with the Company is terminated, the purchase price to GSI and the Bain Funds for Mr. Leon's shares of Common Stock is either the original value or the fair market value thereof, depending on whether the termination was for "cause" or voluntary termination other than for "good reasons," and (iii) the purchase option held by GSI and the Bain Funds terminates upon the first to occur of (A) a sale of GSI, or (B) GSI becoming a reporting company under the Securities Exchange Act of 1934 as a result of the registration of its common equity securities thereunder and the Bain Funds and their affiliates collectively ceasing to own at least 50% of the aggregate number of shares of Common Stock held by the Bain Funds as of August 17, 1995. In addition, the Management Agreement also provides for certain transfer restrictions with respect to the Common Stock and options to purchase Common Stock granted to Mr. Leon thereunder. The terms of the Management Agreement provides for certain restrictions on Mr. Leon's ability to compete with the Company following his termination of employment with the Company. The Management Agreement also provides that Mr. Leon is entitled to receive a payment equal to two years' base salary upon his termination of employment under certain circumstances prior to GSI's completing a sale of its equity securities pursuant to a registration statement filed under the Securities Act of 1933, and there are certain variations in Mr. Leon's option terms. For additional information, see "-- Stock Options", "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions -- Certain Transactions."

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

         Messrs. Leon, Daily, Yarborough, Robertson and other key executives are also parties to agreements which provide certain protections upon a change of control (the "Change of Control Agreements"). Such Change of Control Agreements are in lieu of other severance agreements and provide for cash compensation and continuation of fringe benefits for a period of two years following a Qualified Termination, as defined in such agreements.

STOCK OPTIONS

         The 1997 stock options were issued in accordance with the GS Industries, Inc. 1997 Stock Option Plan (the "Stock Option Plan") pursuant to which certain executives received options to purchase common stock of GSI.

         Pursuant to the terms of the Stock Option Plan, the options are non-qualified and become exercisable at the rate of 5% on the last day of each quarter beginning September 30, 1997 if the executive is employed by the Company on such date, subject to the options becoming exercisable at an earlier date upon the occurrence of certain change of control transactions. The Stock Option Plan further provides that (i) the shares of Common Stock issuable pursuant to the options or issued pursuant thereto (the "Option Stock") are subject to purchase first, by GSI at its option, and if GSI does not exercise such option to purchase, then second, by the Bain Funds, at their option, in each case in the event the executive is no longer employed by the Company. The purchase price to GSI or the Bain Funds for the executive's Option Stock is either the original value or the fair market value thereof, depending on whether the termination was for "cause" or voluntary termination other than for "good reason", and (ii) the respective purchase options held by GSI and the Bain Funds terminate upon the first to occur of (A) a sale of GSI, or (B) GSI becoming a reporting company under the Securities Exchange Act of 1934 as a result of the registration of its common equity securities thereunder and the Bain Funds and their affiliates collectively ceasing to own at least 50% of the aggregate number of shares of Common Stock held by the Bain Funds as of the date of the Stock Option Agreement. The Stock Option Agreement also provides for certain transfer restrictions with respect to the Option Stock.

PENSION AND RETIREMENT PLANS

         Messrs. Regelbrugge, Robertson, Daily, Yarborough and Essig are participants in the GSI Employees Pension Plan (the "GSI Pension Plan") and Messrs. Regelbrugge, Essig and Daily also are participants in the GSI SERP.

         The annual benefit under the GSI Pension Plan at normal retirement age (age 65) generally is equal to the sum of (1) one percent of the average of the five consecutive calendar years of Compensation (as defined below) that produce the highest average (the "Average Compensation") for each year of benefit service and (2) six-tenths of one percent of the Average Compensation in excess of the covered compensation (which is the average Social Security wage base) for each year of benefit service up to 35 years. For purposes of the GSI Pension Plan, "Compensation" consists of all remuneration paid to the employee for services rendered as reported or reportable on Form W-2 as "wages, tips or other compensation" plus elective or salary reduction contributions to a cash or deferred arrangement, cafeteria plan or tax-sheltered annuity, but excluding reimbursements or other expense allowances, fringe benefits (cash and non-cash), moving allowances and expenses, amounts designated by GSI as retirement-oriented non-qualified deferred compensation and welfare benefits. Compensation under the GSI Pension Plan may not, however, exceed the annual compensation limit imposed by the Internal Revenue Code (the "Code"), which was $160,000 for 1997. Benefits under the GSI Pension Plan currently are not offset by Social Security payments or any other amounts. The maximum annual benefit limit payable under the GSI Pension Plan for 1997 was $125,000.

         The annual benefit under the GSI SERP at normal retirement age (age 65) is equal to the sum of: (1) 2.5 percent of the Average Compensation for each year of benefit service up to 20, less (2) 2.5 percent of the annual primary Social Security benefit for each year of benefit service up to 20, less (3) the annual benefit payable under the GSI Pension Plan. The benefit payable under the GSI SERP to Messrs. Regelbrugge and Daily will be further reduced by the annual benefit value of the lump sum payment received by Messrs. Regelbrugge and Daily from the GSI SERP on October 5, 1995. As of December 31, 1997, Mr. Regelbrugge has 23 years of credited service under the GSI Pension Plan and 24 years of service under the GSI SERP. Mr. Daily has 13 years of credited service under the GSI Pension Plan and 24 years of service under the GSI SERP. The GSI SERP is an unfunded obligation of GSI.

         Mr. Regelbrugge's retirement benefit under the GSI Pension Plan and the GSI SERP will be the greater of (i) the amount determined by the continued accrual of benefits under the above plans, or (ii) the actuarial adjusted benefit that Mr. Regelbrugge would have received at age 65 adjusted for late retirement. Mr. Regelbrugge's combined net annual benefit payable under these plans at December 31, 1997 would be $222,000. In addition, Mr. Regelbrugge has the option to receive the GSI SERP benefit in a lump sum amount upon his retirement.

         Mr. Robertson and Mr. Yarborough participate in the GSI Pension Plan. At December 31, 1997, Mr. Robertson and Mr. Yarborough had two years of credited service.

         The following table shows the projected annual benefits payable for a single life annuity as of December 31, 1997 upon retirement at age 65 based on different levels of compensation and years of credited service under the GSI Pension Plan.

                                          GSI PENSION PLAN TABLE*
                                             YEARS OF SERVICE
                --------------------------------------------------------------------------
COMPENSATION        15              20              25              30              35
------------    ----------      ----------      ----------      ----------      ----------
 $  125,000     $   24,300      $   36,400      $   45,500      $   54,600      $   63,700
    150,000         33,300          44,400          55,500          66,800          77,700
    175,000         35,700          47,600          59,500          71,400          83,300
    200,000         35,700          47,600          59,500          71,400          83,300
    300,000         35,700          47,600          59,500          71,400          83,300
    500,000         35,700          47,600          59,500          71,400          83,300
    750,000         35,700          47,600          59,500          71,400          83,300
    900,000         35,700          47,600          59,500          71,400          83,300
  1,000,000         35,700          47,600          59,500          71,400          83,300

--------------------
*Figures in table do not reflect amounts payable under the GSI SERP.

         If employment were continued until normal retirement age of 65 at their 1997 rates of pay, Messrs. Robertson and Yarborough would receive yearly pensions of $44,400 and $33,800, respectively, under the GSI Pension Plan and Mr. Daily would receive a combined yearly benefit of $153,400 under the GSI Pension Plan and the GSI SERP.

         Mr. Leon participates in the GST non-qualified Supplement Retirement Plan (the "GST SERP") which provides a retirement benefit equal to 25% of the participant's average annual compensation (last five years average base compensation, including bonuses) less any amounts payable under any other retirement plan maintained by GST. The GST SERP is an unfunded obligation of GST. Participants under the GST SERP receive full benefits after attaining age 62 and the completion of five years of service. Participants who have completed five years of service but have not attained age 62 may elect early retirement starting at age 55. The amount of such early retirement benefit shall be 25% of the participant's average annual compensation multiplied by the ratio of the participant's years of service (and any fractions thereof) at his or her early retirement date over the lessor of the participants years of service at age 62 or 15 years of service. If benefit payments commence prior to age 62, the amount payable shall be the actuarial equivalent of the benefit that would be payable at age 62.

         The following table shows the projected annual benefits payable for a single life annuity as of December 31, 1997 upon retirement at the normal retirement age of 62 based on different levels of average annual compensation and benefit service for the GST SERP. As of December 31, 1997, Mr. Leon had 3 years of credited service under the GST SERP.

                              GST COMBINED PENSION AND SERP TABLE
                                        YEARS OF SERVICE
                ----------------------------------------------------------------
COMPENSATION        5            10            15            20            25
------------    --------      --------      --------      --------      --------
 $  125,000     $ 31,250      $ 31,250      $ 31,250      $ 31,250      $ 31,250
    150,000       37,500        37,500        37,500        37,500        37,500
    175,000       43,750        43,750        43,750        43,750        43,750
    200,000       50,000        50,000        50,000        50,000        50,000
    225,000       56,250        56,250        56,250        56,250        56,250
    250,000       62,500        62,500        62,500        62,500        62,500
    275,000       68,750        68,750        68,750        68,750        68,750
    300,000       75,000        75,000        75,000        75,000        75,000
    400,000      100,000       100,000       100,000       100,000       100,000
    500,000      125,000       125,000       125,000       125,000       125,000

         If employment were continued until normal retirement age of 62 at his 1997 rate of compensation, Mr. Leon would receive a yearly pension of $81,600 under the GST SERP.

         Mr. Leon also participates in the GS Technologies Retirement and Savings Plan. This plan has two components, a defined contribution profit sharing component under Section 401(a) of the Code and a cash or deferred arrangement that qualifies under Section 401(k) of the Code. Annual contributions for profit sharing are made at the rate of 2% of a participants' compensation. Compensation for the profit sharing component of this plan is limited to a maximum compensation level in 1997 of $160,000. The Company's contribution in 1997 for Mr. Leon under this plan was $3,200. The Section 401(k) portion of the plan allows for a tax-deferred contribution by the executive up to the maximum allowed by the Code ($9,500 in 1997). The executive may also make after-tax voluntary contributions. The Company will make a matching contribution in an amount equal to fifty percent of the tax-deferred and after-tax contributions of the executive up to a maximum of 3% of the executive's base compensation, excluding bonuses and limited to $4,800 in 1997.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 1997, compensation decisions for executive officers and directors of GST and GSTOC were made by GSI's Compensation Committee which consisted of Messrs. Regelbrugge, O'Malley, Al-Gabandi and Haas. Mr. Regelbrugge, Chairman and Chief Executive Officer (until December 31, 1997), did not participate in decisions regarding his compensation. There were no fees paid to the directors of GST or GSTOC during 1997.

         No executive officer employed by the Company serves or served on the compensation committee of another entity during 1997 and, except as described below, no executive officer of the Company serves or served as a director of another entity who has or had an executive officer serving on the Board of Directors of the Company.

         Mr. Edgerley is a managing director of Bain which is the management company for certain of the Bain Funds. Mr. Edgerley is also a limited partner of Bain Capital Partners IV, L.P., the general partner of certain of the Bain Funds. Mr. O'Malley is an executive vice president of Bain. Bain received certain fees from the Company in 1993, 1994, 1995, 1996 and 1997 and, it is expected, will continue to receive such fees from GSI in 1998. See "Certain Relationships and Related Transactions".

ITEM 12:          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         All of the outstanding common stock of GSTOC is owned by GST and all of the outstanding common stock of GST is owned by GSI. The table below sets forth certain information regarding ownership of GSI's Common Stock (and thereby proportionate beneficial ownership of GST and GSTOC) as of March 1, 1998 by (i) each person or entity who beneficially owns five percent or more of the Common Stock, (ii) each director of GST and GSTOC, (iii) each executive officer of GST and GSTOC included in the Summary Compensation Table above, and (iv) all current directors and executive officers of GST and GSTOC as a group. Except as otherwise indicated below, each of the persons named in the table has sole voting and investment power with respect to the securities beneficially owned by it or him as set forth opposite its or his name. There is no established public trading market for the Common Stock.

                                                      NUMBER OF               PERCENTAGE
                                                      SHARES OF              OF SHARES OF
         NAME AND ADDRESS                             COMMON STOCK           COMMON STOCK
         ----------------                             ------------           ------------

         PRINCIPAL STOCKHOLDERS:

         Bain Funds(1)                                11,741,917.93              57.58%
         c/o Bain Capital, Inc.
         Two Copley Place
         Boston, Massachusetts 02116

         General Electric Capital Corporation          3,986,692.90              19.55%
         190 South LaSalle Street
         Suite 2740
         Chicago, Illinois 60603

         Leggett & Platt, Incorporated                 1,993,346.45               9.77%
         No. 1 Leggett Road
         Carthage, Missouri 64836

         Robert A. Cushman                             1,166,854.00(2)(3)         5.45%
         64 Yorkshire Drive
         Wexford Plantation
         Hilton Head Island, SC 29928

         DIRECTORS AND EXECUTIVE OFFICERS:

         Mark G. Essig                                    22,500.00(2)            *
         Roger R. Regelbrugge                            333,035.72(2)            1.59%
         Luis E. Leon                                     98,555.56(2)            *
         Donald B. Daily                                  51,000.00(2)            *
         David M. Yarborough                              43,000.00(2)            *
         Walter Robertson III                             39,000.00(2)            *
         Paul B. Edgerley (1)                         11,741,917.93              57.58%
         John J. O'Malley                                 66,666.67               *
         All current directors and executive
         officers as a group (11 persons)(1)          13,150,294.31(2)           61.48%

--------------------
*        Less than 1%.

(1) Includes 5,132,861.12 shares of Common Stock held by Bain Capital Fund IV, L.P. ("Bain IV"), 5,874,068.04 shares of Common Stock held by Bain Capital Fund IV-B, L.P. ("Bain IV-B"), 468,835.44 shares of Common Stock held by BCIP Associates ("BCIP"), and 266,153.33 shares of Common Stock held by BCIP Trust Associates, L.P. ("BCIP Trust" and, collectively with Bain IV, Bain IV-B and BCIP, the "Bain Funds"). Mr. Edgerley is a director and executive officer of GSI and Mr. O'Malley is a director of GSI. Mr. Edgerley is a managing director of Bain Capital Investors, Inc., which is the general partner of Bain Capital Partners IV, L.P., which is the general partner of Bain Capital Fund IV, L.P. and Bain Capital Fund IV-B, L.P. Mr. Edgerley is a limited partner of Bain Capital Partners IV, L.P. Accordingly, Mr. Edgerley may be deemed to beneficially own shares owned by the Bain Funds, although Mr. Edgerley disclaims beneficial ownership of any such shares. Mr. O'Malley is an Executive Vice President of Bain.

(2) Includes the following shares of Common Stock that may be acquired by the person(s) indicated upon the exercise of outstanding stock options that are either currently exercisable or will become exercisable on or before May 31, 1998:

                  Robert A. Cushman                                             1,016,854.00
                  Mark G. Essig                                                    22,500.00
                  Roger R. Regelbrugge                                            333,035.72
                  Luis E. Leon                                                     93,000.00
                  Donald B. Daily                                                  51,000.00
                  David M. Yarborough                                              43,000.00
                  Walter Robertson III                                             39,000.00
                  All current directors and executive officers as a group         997,677.70

(3)      Includes 150,000 shares held by the Cushman Trust.

         Prior to consummation of the Georgetown acquisition, the authorized capital stock of GSI was increased to include 3,000,000 shares of Class P Common Stock and 1,000 shares of Preferred Stock. In connection with the Georgetown acquisition, the Bain Funds, GECC, Leggett & Platt, certain members of management and certain other existing stockholders of GSI purchased shares of Class P Common Stock for $30 million in cash. In addition, GSI issued to the GOK approximately 4% of its outstanding Common Stock and Class P Common Stock as well as a combination of pay-in-kind subordinated notes and preferred stock (the "Seller Securities"). As of March 6, 1996, the Class P Common Stock was converted by GSI into shares of Common Stock at a rate of 1.2222 shares of Common Stock for each share of Class P Common Stock. In April 1996, the preferred stock was converted into exchange notes of GSI.

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

         The Bain Funds, GECC, Leggett & Platt, Mr. John J. O'Malley, and certain other stockholders of GSI entered into a Stock Purchase Agreement with GST dated as of November 12, 1993 (the "Stock Purchase Agreement") pursuant to which such persons purchased from GST the shares of Class P Common Stock held by them for $8.10 per share, the shares of Class A Common Stock held by them for $8.10 per share and the shares of Common Stock held by them for $.10 per share. Pursuant to the Recapitalization, the Class A Common Stock and Class P Common Stock of GST were reclassified as Common Stock of GST. Pursuant to the GST Merger, the common stock of GST held by the parties described above was converted into GSI Common Stock. The Bain Funds, GECC, Leggett & Platt and Mr. O'Malley received $36,105, $12,041, $6,136 and $245, respectively, as a result of the distribution made by the Company pursuant to the Recapitalization. Mr. Paul B. Edgerley is a managing director of Bain, which is the general partner of certain Bain Funds, and are limited partners of Bain Capital Fund IV, L.P., the general partner of certain of the Bain Funds. Mr. O'Malley is an executive vice president of Bain.

         In connection with the Georgetown acquisition, GSI, GECC, Leggett & Platt, the Bain Funds, Mr. O'Malley, the GOK, which was then Georgetown's sole stockholder, and certain other stockholders of GSI entered into the Stockholders Agreement. The parties to the Stockholders Agreement have agreed to vote their GSI Common Stock and to take all other necessary actions (i) to allow the GOK to select two representatives to the Board of GSI, so long as the Seller Securities are outstanding, and (ii) to allow the holders of a majority of the shares held by the Bain Funds to select the remaining representatives to the Board, so long as the Bain Funds and certain other persons own at least 60% of the GSI Common Stock which it purchased pursuant to the Stock Purchase Agreement. Pursuant to the Stockholders Agreement, GECC and Leggett & Platt may not sell, transfer or otherwise dispose of any GSI Common Stock without the prior written consent of the Bain Funds, except pursuant to certain participation rights, transfers among affiliates, a public sale or a sale of GSI. The holders of GSI Common Stock also have the right to participate in transfers of GSI Common Stock by the Bain Funds and certain other persons or GECC (other than to affiliates of each). The Bain Funds have a first offer right with respect to the transfer of GSI Common Stock by GECC. Such restrictions on transfer, participation rights and first offer rights terminate upon the earlier of the date on which such shares are transferred in a public sale, the consummation of a sale of GSI or the consummation of a public offering. The Stockholders Agreement grants to the parties thereto preemptive rights to purchase securities issued or sold by GSI. Such preemptive rights terminate upon the effectiveness of a registration statement filed by GSI with the Commission with respect to an offering of GSI Common Stock to the public. The

Bain Funds, GECC, Leggett & Platt and certain other stockholders of GSI have also agreed that, so long as the Seller Securities are outstanding, they will not transfer any of the shares of GSI Common Stock, except for certain permitted transfers.

         In connection with the Georgetown acquisition, GSI, Leggett & Platt, GECC, the Bain Funds, the GOK, Messrs. O'Malley, Leon, certain members of GSI management, and certain other stockholders of GSI entered into a Registration Agreement (the "Registration Agreement"). Under the Registration Agreement, the holders of a majority of GSI Common Stock held by the Bain Funds may at any time request registration under the 1933 Act of all or part of such GSI Common Stock. Subject to certain conditions, the Bain Funds may request three long-form registrations at GSI's expense, and any number of short-form registrations at GSI's expense. If the GSI Common Stock is publicly traded on any national securities exchange or quoted on the NASDAQ System, subject to certain conditions, the holders of a majority of the GSI Common Stock issued to GECC may request one long-form registration at GSI's expense. Whenever GSI proposes to register any of its securities under the 1933 Act (other than pursuant to a registration requested pursuant to the Registration Agreement), the holders of GSI Common Stock issued to the parties to the Registration Agreement may require GSI, subject to certain limitations, to include all or any portion of their GSI Common Stock in such registration at GSI's expense.

         Also in connection with the Georgetown acquisition, as of October 5, 1995, GSI entered into a series of stock purchase agreements with Bain, GECC, Leggett & Platt and Mr. Leon among others, providing for the purchase by them of Class P Common Stock of GSI for $30 million in cash. Such Class P Common Stock was converted by the Company to GSI Common Stock as of March 6, 1996. See "Security Ownership of Certain Beneficial Owners and Management."

         The Company's Kansas City operations and Leggett & Platt entered into a Rod Supply Agreement dated November 12, 1993 and amended on August 2, 1994 pursuant to which Leggett & Platt agreed to purchase from the Kansas City mini-mill 90% of the first 200,000 tons of wire rod and 60% of the remaining wire rod consumed by three Leggett & Platt wire mills located in the central United States each year. Leggett & Platt is not required to purchase more than 250,000 tons of wire rod per year, and the Kansas City mini-mill is not required to supply more than 300,000 tons per year, pursuant to the Rod Supply Agreement. The agreement terminates on December 31, 2000. Leggett & Platt has the option to extend the agreement for a period of five years. Leggett & Platt purchased $83.2 million of wire rod in 1997 representing 10% of the Company's total net sales.

         Bain, the management company for certain of the Bain Funds, received from the Company an annual fee in 1997 for professional services rendered in the aggregate amount of $900,000. Bain is expected to continue to receive annual fees and expenses from the Company for professional services performed on an annual basis. Professional services rendered by Bain as described above include management consulting, advisory services and support, negotiation and analysis of financing alternatives, acquisitions and dispositions and other services agreed upon by the Company and Bain. The fees received for the professional services rendered are at least as favorable to the Company as those which could be negotiated with an unaffiliated third party.

         GECC is the agent and one of the lenders under the Revolving Credit Facility and the Term Loan Facility. As of December 31, 1997, the weighted average interest rate under the Revolving Credit Facility was 8.9%. See "-- Description of Indebtedness."

DESCRIPTION OF INDEBTEDNESS

         CREDIT FACILITIES

         The Credit Facilities consist of: (i) the Revolving Credit Facility of up to $120 million established by GSTOC and its operating subsidiaries and secured by accounts receivable, inventory and other current assets and (ii) a $50 million Term Loan Facility established by GSTOC and its subsidiaries and secured by the property, plant and equipment and other noncurrent assets of GSTOC and its subsidiaries (the "Credit Facilities")

         The Revolving Credit Facility will mature on September 30, 2001. Outstanding amounts under the Revolving Credit Facility may not exceed the lesser of (i) $120 million or (ii) the sum of 85% of eligible accounts receivable and 65% of eligible inventories (the "Borrowing Base"). As of December 31, 1997, the Borrowing Base was approximately $120.5 million. Outstanding borrowings under the Revolving Credit Facility bear interest at varying margins over the Base Rate (as defined in the agreements) or at varying margins over the London Interbank Offered Rate ("LIBOR"). Outstanding borrowings under the Term Loan Facility will bear interest at either (i) fixed margins over the Base Rate or (ii) fixed margins over LIBOR. The Credit Facilities contain customary non-financial covenants including, among others, maintenance of properties, maintenance of adequate insurance, restrictions or the sale and disposition of assets, restrictions on liens and compliance with pension and environmental laws and regulations. The Credit Facilities also contain certain customary financial covenants and events of default. The lenders' commitment to make any loans under the Credit Facilities is subject to certain customary conditions.

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

         THE NOTES

         GSTOC has issued $125 million of 12-1/4% Senior Notes due 2005 under an Indenture dated as of October 5, 1995 (the "12-1/4% Note Indenture") between GSTOC, GST and State Street Bank and Trust Company, as successor trustee (the "Trustee"). GSTOC has also issued $125 million of 12% Senior Notes due 2004 under an Indenture dated as of August 30, 1994 (as amended to date, the "12%
Note Indenture") between GSTOC, GST and the Trustee. The 12-1/4% Notes and the 12% Notes are herein referred to collectively as the "Notes".

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

         YEAR                                          REDEMPTION PRICE
         ----                                          ----------------
         2000...............................................106.125%
         2001...............................................104.083
         2002...............................................102.042
         2003 and thereafter ...............................100.000

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

         OPTIONAL REDEMPTION. The 12% Notes are currently not redeemable prior to September 1, 1999. On or after such date, the 12% Notes will be subject to redemption, at the option of GSTOC, in whole or in part, at any time prior to maturity, upon not less than 30 nor more than 60 days' notice mailed to each holder of 12% Notes to be redeemed, in amounts of one thousand dollars or an integral multiple thereof, at the following Redemption Prices (expressed as percentages of principal amount) plus accrued interest to but excluding the Redemption Date (subject to the right of Holders of record on the relevant regular Record Date to receive interest due on an Interest Payment Date that is on or prior to the Redemption Date), if redeemed during the twelve-month period beginning September 1 of the years indicated:

         YEAR                                          REDEMPTION PRICE
         ----                                          ----------------
         1999............... .................................106%
         2000.................................................104
         2001.................................................102
         2002 and thereafter .................................100

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

         The 12-1/4% Note Guarantee will be effectively subordinated to (a) all existing and future secured indebtedness of GSTOC and GST as to the assets securing such indebtedness and (b) all existing and future indebtedness of GST's subsidiaries other than GSTOC and of GSTOC's subsidiaries as to the assets and cash flow of those subsidiaries. As of December 31, 1997, the Company had approximately $96 million of such indebtedness and would have been entitled to incur additional secured and unsecured indebtedness in the future provided certain financial and other conditions are met. Unlike the 12-1/4% Note Guarantee, the 12% Note Guarantee is secured by a pledge of all of the capital stock of GSTOC and MEI and 65% of the capital stock of "Inversiones en Molienda, S.A. ("IMSA").

                                     PART IV

ITEM 14:          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K

         The exhibits and other documents filed as a part of this Annual Report on Form 10-K, including those exhibits which are incorporated by reference herein, are:

(a)(1)   FINANCIAL STATEMENTS

The following financial statements are filed as part of this report:

                                                                                PAGE
                                                                                ----
Report of Independent Accountants ..............................................F-1

Consolidated Balance Sheets of the Company as of December 31, 1996
and 1997 .......................................................................F-2

Consolidated Income Statements for the Years Ended
December 31, 1995, 1996 and 1997................................................F-3

Consolidated Statements of Cash Flows for the Years Ended
December 31 1995, 1996 and 1997.................................................F-4

Consolidated Statement of Changes in Stockholder's Equity (Deficit) of the
Company for the Years Ended December 31, 1995, 1996 and 1997....................F-5

Notes to Consolidated Financial Statements......................................F-6

Report of Independent Accountants...............................................F-29

Consolidated Balance Sheet of SiderCorp at December 31, 1997....................F-30

Consolidated Statement of Income of SiderCorp for the Year
Ended December 31, 1997.........................................................F-31

Consolidated Statement of Changes in Stockholders' Equity of SiderCorp
for the Year Ended December 31, 1997............................................F-32

Consolidated Statement of Cash Flows of SiderCorp for the
Year Ended December 31, 1997....................................................F-33

Notes to Consolidated Financial Statements of SiderCorp.........................F-35

(a)(2)   FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statement schedules of the Company are included in this Annual Report on Form 10-K:

                                                                                PAGE
                                                                                ----
Report of Independent Accountants...............................................S-1

Schedule I Condensed Financial Information of the Parent Company................S-2

Schedule II Valuation and Qualifying Accounts and Reserves......................S-6

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

EXHIBIT NO.       DESCRIPTION

   3.1 Amended and Restated Certificate of Incorporation of GST, as amended (1)

   3.2            By-laws of GST (1)

   3.3            Amendment to By-laws of GST dated April 1, 1996 (1)

   3.4            Certificate of Incorporation of GSTOC (1)

   3.5            By-laws of GSTOC (4)

   3.6            Amendment to By-laws of GSTOC dated April 1, 1996 (1)

   4.1 Indenture between GSTOC, GST and Shawmut Bank Connecticut, National Association, and State Street Bank and Trust Company, successor trustee, as Trustee, relating to the 12% Notes (including the form of 12% Note) (4)

   4.2 Form of Pledge Agreement between GSTOC, GST and Shawmut Bank Connecticut, National Association, and State Street Bank and Trust Company, successor trustee, as Collateral Trustee, relating to the 12% Notes (1)

   4.3 First Supplemental Indenture dated October 5, 1995 among GSTOC, GST and Shawmut Bank Connecticut, National Association, and State Street Bank and Trust Company, successor trustee, as Trustee, relating to the 12% Notes (3)

   4.4 Second Supplemental Indenture dated August 15, 1996 among GSTOC, GST and Fleet National Bank (formerly Shawmut Bank Connecticut, National Association), and State Street Bank and Trust Company, successor trustee, as Trustee, relating to the 12% Notes

   4.5 Indenture between GSTOC, GST and Shawmut Bank Connecticut, National Association, and State Street Bank and Trust Company, successor trustee, as Trustee, relating to the 12 1/4% Notes (including the form of 12 1/4% Note) (3)

   4.6 Loan Agreement dated October 5, 1995 among GSTOC, GECC and the Lenders named therein (3)

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

   10.8 Merger Agreement dated as of August 21, 1995 among Georgetown, GSI, GST, GSTOC and GI Merger Corp. (2)

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

   10.16          Partnership Agreement relating to MolyCop Canada (1)

   10.17 Purchase Agreement dated as of May 31, 1994 by and among MEI, GST, Stelco Erie Corporation and Stelco (1)

   10.18 Form of Amended and Restated Management Agreement dated as of August 17, 1995 among GSI, GST and Messrs. Leon and Concha (4)

   10.19 Stock Purchase Agreement dated as of August 21, 1995 among GSI, GST, GSTOC and the Government of Kuwait (2)

   10.20 First Amendment dated as of October 5, 1995 to Stock Purchase Agreement dated as of August 21, 1995 among GSI, GST, GSTOC and the Government of Kuwait (3)

   10.21 Stock Redemption Agreement dated as of October 5, 1995 between Georgetown, the Government of Kuwait, Waccamaw Corporation and Western Lumber Company, Inc. (4)

   10.22 Transfer Restriction Agreement dated as of October 5, 1995 by and among GSI and stockholders thereof (4)

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

   10.25 Executive Stock Purchase Agreement dated as of October 5, 1995 among GSI, GST and Messrs. Wieland, Leon, Burnsworth and Shelley (4)

   10.26 Amended and Restated Employment Agreement dated October 5, 1995 between GSI and Roger R. Regelbrugge (4)

   10.27 Stock Option Agreement dated October 5, 1995 between GSI and Roger R. Regelbrugge (4)

   10.28          Agreement dated January 19, 1994 between Georgetown and Roger
                  R. Regelbrugge (4)

   10.29 Amended and Restated Pension Plan and Trust of Georgetown dated as of May 1, 1993, as amended through October 5, 1995
                  (4)

   10.30 Management Services Agreement dated as of October 5, 1995 among GSI, GST, GSTOC and certain subsidiaries named therein (3)

   10.31 Amended and Restated Management Services Agreement dated as of August 14, 1996 among GSI, GST and GSTOC and certain subsidiaries named therein

   10.32 Tax Sharing Agreement dated as of October 5, 1995 among GSI, GST, GSTOC and certain subsidiaries named therein (3)

   10.33          Purchase Agreement for sale of West Coast Wire Business (5)

   10.34 Amendment dated April 28, 1997 to Employment Agreement date of October 5, 1995 between GSI and Roger R. Regelbrugge (6)

   10.35 Amendment dated July 31, 1997 to Stock Option Agreement dated October 5, 1995 between GSI and Roger R. Regelbrugge (6)

   10.36          1997 Stock Option Plan

   10.37          Essig Employment Agreement dated December 11, 1997

   10.38          Essig Stock Option Agreement dated December 11, 1997

   10.39 Form of Change of Control Agreement between GSI and each of Messrs. Essig, Daily, Yarborough, Leon and Robertson dated December 11, 1997

   21.1           List of  Subsidiaries of GST and GSTOC

   27.1           Financial Data Schedule (for SEC use only.)

--------------------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-80618).

(2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-95278).

(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 33-80618).

(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 33-80618).

(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                              Page
                                                                                              ----
         Report of Independent Accountants....................................................F-1

           Consolidated Balance Sheets of the Company as of December 31, 1996
           and 1997...........................................................................F-2

           Consolidated Income Statements for the Years Ended December 31, 1995,
           1996 and 1997......................................................................F-3

           Consolidated Statements of Cash Flows for the Years Ended December 31,
           1995, 1996 and 1997................................................................F-4

           Consolidated Statement of Changes in Stockholder's Equity (Deficit) of the
           Company for the Years Ended December 31, 1995, 1996 and 1997.......................F-5

         Notes to Consolidated Financial Statements...........................................F-6

         INDEX TO FINANCIAL STATEMENTS OF SIDERCORP S. A. AND SUBSIDIARY
                       (AN UNCONSOLIDATED EQUITY INVESTEE)

         Report of Independent Accountants....................................................F-29

           Consolidated Balance Sheet of SiderCorp at December 31, 1997.......................F-30

           Consolidated Statement of Income of SiderCorp for the Year
           Ended December 31, 1997............................................................F-31

           Consolidated Statement of Changes in Stockholders' Equity of SiderCorp
           for the Year Ended December 31, 1997...............................................F-32

           Consolidated Statement of Cash Flows of SiderCorp for the
           Year Ended December 31, 1997.......................................................F-33

         Notes to Consolidated Financial Statements of SiderCorp..............................F-35

               INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

                                                                                              Page
                                                                                              ----
         Report of Independent Accountants....................................................S-1

         Schedule I Condensed Financial Information of the Parent Company.....................S-2

         Schedule II Valuation and Qualifying Accounts and Reserves...........................S-6


         (b) REPORTS ON FORM 10-K

             No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors and
  Stockholder of GS Technologies Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in stockholder's equity (deficit) and of cash flows present fairly, in all material respects, the financial position of GS Technologies Corporation and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 3 to the financial statements, GS Technologies Corporation changed its method of accounting for spare parts and supplies inventories during 1996.

Price Waterhouse LLP

Charlotte, North Carolina
February 20, 1998

                          GS TECHNOLOGIES CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1996           1997
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $  7,747       $  3,362
  Receivables less allowance of $1,828 and $1,838...........     106,314         94,768
  Receivable from related party (Note 14)...................       6,991          6,484
                                                                --------       --------
          Total receivables.................................     113,305        101,252
                                                                --------       --------
  Inventories (Note 3)......................................     128,976        144,063
  Net assets of discontinued operations.....................      75,265
  Prepaid expenses and other current assets.................       4,190          6,495
  Deferred tax benefit......................................       8,469          1,023
                                                                --------       --------
          Total current assets..............................     337,952        256,195
Investments in joint ventures (Note 6)......................      31,097         41,639
Properties, net (Note 7)....................................     263,402        260,957
Acquisition premium (Note 2)................................      62,324         60,713
Other assets................................................      20,904         26,773
                                                                --------       --------
          Total assets......................................    $715,679       $646,277
                                                                ========       ========

                          LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Notes payable (Note 10)...................................    $ 15,717       $ 10,794
  Current portion of long-term debt (Note 10)...............         862            500
  Income taxes payable (Notes 2 and 12).....................                      1,261
  Payables and accrued liabilities (Note 8).................     151,426        138,099
                                                                --------       --------
          Total current liabilities.........................     168,005        150,654
Long-term debt (Note 10)....................................     368,554        334,888
Post retirement benefit obligations other than pensions
  (Note 11).................................................      25,793         26,848
Deferred income taxes payable (Note 12).....................      17,489          7,098
Other long-term liabilities.................................      23,077         31,628
Commitments and contingencies (Note 15)
                                                                --------       --------
          Total liabilities.................................     602,918        551,116
                                                                --------       --------
Stockholder's equity (Note 13):
  Common Stock, $.01 par value, 1,000 shares authorized, and
     100 shares issued and outstanding at December 31, 1996
     and 1997...............................................           1              1
  Additional paid in capital................................     132,166        132,166
  Accumulated deficit.......................................     (17,729)       (33,845)
  Cumulative translation adjustment.........................      (1,677)        (3,161)
                                                                --------       --------
          Total stockholder's equity........................     112,761         95,161
                                                                --------       --------
          Total liabilities and stockholder's equity........    $715,679       $646,277
                                                                ========       ========

          See accompanying notes to consolidated financial statements

                          GS TECHNOLOGIES CORPORATION

                         CONSOLIDATED INCOME STATEMENTS
                             (DOLLARS IN THOUSANDS)

                                                                            YEAR ENDED
                                                            ------------------------------------------
                                                            DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                1995           1996           1997
                                                            ------------   ------------   ------------
Net sales.................................................    $465,503       $719,865       $726,495
Net sales -- related party (Note 14)......................      74,246         96,052         83,239
                                                              --------       --------       --------
                                                               539,749        815,917        809,734
                                                              --------       --------       --------
Operating costs and expenses:
  Cost of products sold...................................     457,307        703,958        691,200
  Selling, general and administrative expenses............      35,258         46,331         44,749
  Depreciation and amortization...........................      10,522         26,989         29,587
  Non-recurring costs of combining operations (Note 9)....       4,866
                                                              --------       --------       --------
                                                               507,953        777,278        765,536
                                                              --------       --------       --------
Operating profit..........................................      31,796         38,639         44,198
                                                              --------       --------       --------
Other income (expenses):
  Interest income.........................................         271            925            986
  Interest expense........................................     (23,163)       (43,361)       (42,056)
  Equity in income of joint ventures (Note 6).............       4,075          5,500          6,195
  Fees from joint ventures (Note 6).......................       1,357          2,399          2,743
  Other, net..............................................        (573)           190            904
                                                              --------       --------       --------
                                                               (18,033)        34,347        (31,228)
Income from continuing operations before income tax and
  cumulative effect of accounting change..................      13,763          4,292         12,970
Income tax provision (Notes 2 and 12).....................       7,025          3,815          6,523
                                                              --------       --------       --------
Income from continuing operations before cumulative effect
  of accounting change....................................       6,738            477          6,447
                                                              --------       --------       --------
Discontinued operations (Note 4):
  Income (loss) from discontinued operations, net of
     taxes................................................        (609)         2,402          1,402
  Loss on disposal of discontinued operations, net of
     taxes................................................                                   (23,965)
                                                              --------       --------       --------
Income (loss) before cumulative effect of accounting
  change..................................................       6,129          2,879        (16,116)
Cumulative effect of change in accounting for spare parts
  and supplies inventories, net of taxes (Note 3).........                      3,556
                                                              --------       --------       --------
Net income (loss).........................................    $  6,129       $  6,435       $(16,116)
                                                              ========       ========       ========

          See accompanying notes to consolidated financial statements

                          GS TECHNOLOGIES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                          YEAR ENDED
                                                          ------------------------------------------
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              1995           1996           1997
                                                          ------------   ------------   ------------
Operating activities:
  Net income (loss)....................................    $   6,129      $   6,435      $ (16,116)
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Cumulative effect of accounting change............                      (3,556)
     Depreciation and amortization.....................       10,522         26,989         29,587
     Loss on disposal of discontinued operations.......                                     23,965
     Net cash from discontinued operations.............           50          7,843         (3,095)
     (Gain) loss on disposal of fixed assets...........        3,106            110            (40)
     Deferred income taxes.............................        4,551          3,091         (9,321)
     Equity in income of joint ventures................       (4,075)        (5,500)        (6,195)
     Dividends from joint ventures.....................        1,969          4,519          3,640
     Post retirement benefit obligations accrued in
       excess of cash paid.............................        1,813          1,524          1,055
     Changes in operating assets and liabilities:
       Receivables.....................................       (4,930)        (4,379)        12,053
       Inventories.....................................       (7,139)         2,902        (15,087)
       Payables and accrued liabilities................       (1,252)         5,106        (12,302)
       Income taxes....................................       (6,987)        (1,972)         7,638
       Other...........................................        4,629         (2,336)         1,020
                                                           ---------      ---------      ---------
          Net cash provided by operating activities....        8,386         40,776         16,802
                                                           ---------      ---------      ---------
Investing activities:
  Purchase of GII, net of cash acquired................     (145,508)
  Proceeds from disposal of discontinued operations....                                     55,998
  Purchase of properties...............................      (48,342)       (42,225)       (25,112)
  Investment in joint ventures.........................                     (11,484)        (9,049)
  Cash received from Armco, net........................        1,308
  Proceeds from disposals of properties................        5,000          3,924             40
                                                           ---------      ---------      ---------
          Net cash provided by (used in) investing
            activities.................................     (187,542)       (49,785)        21,877
                                                           =========      =========      =========
Financing activities:
  Borrowings under long-term debt arrangements.........      268,280        223,684        200,339
  Repayments of long-term debt.........................      (97,983)      (227,195)      (235,494)
  Proceeds from (payments on) notes payable, net.......      (13,994)        10,541         (4,923)
  Distributions to stockholders........................       (5,543)
  Debt issuance costs..................................      (10,599)
  Contribution from GSI................................       30,000
                                                           ---------      ---------      ---------
          Net cash provided by (used in) financing
            activities.................................      170,161          7,030        (40,078)
                                                           ---------      ---------      ---------
Effect of exchange rate changes on cash................          (33)          (563)        (2,986)
                                                           ---------      ---------      ---------
Net decrease in cash and cash equivalents..............       (9,028)        (2,542)        (4,385)
Cash and cash equivalents:
  Beginning of period..................................       19,317         10,289          7,747
                                                           ---------      ---------      ---------
  End of period........................................    $  10,289      $   7,747      $   3,362
                                                           =========      =========      =========
Supplemental disclosure of cash flow information
  Non-cash equity contributions from GSI...............    $ 102,000
  Non-cash portion of GII purchase price...............    $ 102,000
  Cash paid during the period for interest.............    $  19,188      $  45,230      $  39,057
  Cash paid during the period for taxes................    $  12,625      $   1,082      $   6,613

          See accompanying notes to consolidated financial statements

                          GS TECHNOLOGIES CORPORATION

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
                             (DOLLARS IN THOUSANDS)

                                                                    RETAINED
                                 COMMON STOCK        ADDITIONAL     EARNINGS     CUMULATIVE         TOTAL
                             ---------------------    PAID IN     (ACCUMULATED   TRANSLATION    STOCKHOLDER'S
                                SHARES      AMOUNT    CAPITAL       DEFICIT)     ADJUSTMENT    EQUITY (DEFICIT)
                             ------------   ------   ----------   ------------   -----------   ----------------
Balance at
  December 31, 1994........    16,691,667   $  167   $       --   $    (30,293)   $      239   $        (29,887)
                             ============   ======   ==========   ============    ==========   ================
Reduction of outstanding
  shares (Note 1)..........   (16,691,567)    (166)         166
Contribution by GSI
  (Note 1).................                             132,000                                         132,000
Net income.................                                              6,129                            6,129
Cumulative translation
  adjustment...............                                                           (1,633)            (1,633)
                             ------------   ------   ----------   ------------    ----------   ----------------
Balance at
  December 31, 1995........           100        1      132,166        (24,164)       (1,394)           106,609
                             ------------   ------   ----------   ------------    ----------   ----------------
Net Income.................                                              6,435                            6,435
Cumulative translation
  adjustment...............                                                             (283)              (283)
                             ------------   ------   ----------   ------------    ----------   ----------------
Balance at
  December 31, 1996........           100        1      132,166        (17,729)       (1,677)           112,761
                             ------------   ------   ----------   ------------    ----------   ----------------
Net income (loss)..........                                            (16,116)                         (16,116)
Cumulative translation
  adjustment...............                                                           (1,484)            (1,484)
                             ------------   ------   ----------   ------------    ----------   ----------------
Balance at
  December 31, 1997........           100   $    1   $  132,166   $    (33,845)   $   (3,161)  $         95,161
                             ============   ======   ==========   ============    ==========   ================

          See accompanying notes to consolidated financial statements

                          GS TECHNOLOGIES CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, UNLESS OTHERWISE NOTED)

1. ORGANIZATION AND BUSINESS

BUSINESS

GS Technologies Corporation (the "Company" or "GST") is a leading producer of high carbon and special grade wire rod, grinding media, mill liners, steel billets and certain high quality wire products.

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

The Company conducts it operations through several domestic and international facilities.

OWNERSHIP

The Company was incorporated in 1993 to affect the acquisition of certain operations and accounts of certain operating units and wholly-owned subsidiaries of Armco, Inc. ("Armco") and investments in certain joint ventures.

SIGNIFICANT DEVELOPMENTS

In August 1994, GS Technologies Operating Company, Inc. ("GSTOC"), a wholly-owned subsidiary of the Company, issued $125.0 million of Senior Notes (the "12% Notes"). The proceeds of the offering were used to repay outstanding debt of $54.9 million and to pay a distribution of $65.0 million of which $61.2 million was to the Company's stockholders and $3.8 million was in lieu of dividends to Armco pursuant to the terms of a warrant agreement and to partially fund debt issuance costs of $6.9 million. The Company paid $45.0 million of the Distribution in August 1994 and in October 1994 the Board of Directors declared a dividend of $20.0 million of which $14.5 million was paid in November 1994 and $5.5 million was paid in January 1995. The 12% Notes are due September 1, 2004 and are fully and unconditionally guaranteed by the Company. Interest is payable semi-annually at an annual rate of 12%.

In May 1994, the Company acquired the remaining fifty percent partnership interest of ME International ("MEI") for $10.7 million. MEI is now a wholly-owned subsidiary of GST.

THE GEORGETOWN ACQUISITION

In August 1995, the Company was party to a merger transaction whereby it was merged with a subsidiary of a new parent company, GS Industries, Inc. ("GSI") resulting in all of the issued and outstanding common stock of the Company being converted into shares of common stock of GSI and the Company becoming a wholly owned subsidiary of GSI. In October 1995, GSI and the Company, through it's wholly owned subsidiary, GSTOC, acquired Georgetown Industries, Inc. ("GII") and GII and it's subsidiaries are now wholly owned subsidiaries of GSTOC. The results of GII's operations have been consolidated with those of the Company since the date of acquisition.

                          GS TECHNOLOGIES CORPORATION
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, UNLESS OTHERWISE NOTED)

GSI's common stockholders and certain members of management purchased stock of GSI for $30.0 million in cash. GSI purchased a portion of the GII common stock with approximately 4% of its common stock and a combination of payment-in-kind ("PIK") subordinated notes and preferred stock of GSI which together with the common stock had a fair market value of approximately $102.0 million. The PIK subordinated notes and preferred shares are unsecured obligations of GSI and are not guaranteed by any of GSI's subsidiaries. In April 1996, the preferred stock was exchanged, at the Company's option, into subordinated notes (the "Exchange Notes") equal to the liquidation value of the stock including dividends through the date of exchange. The $30.0 million in cash and the common stock of GII acquired by GSI were contributed to the Company and were in turn contributed to GSTOC. GSTOC used the $30.0 million in cash, proceeds from a $125.0 million public senior note offering (the "12 1/4% Notes") and proceeds from borrowings under its credit facilities to acquire the remaining GII common stock. The total consideration was $307.0 million of which $205.0 million was cash and $102.0 million was the fair value of the securities described above.

The 12 1/4% Notes were issued by GSTOC on October 5, 1995 and are due on October 1, 2005. Interest is payable semi-annually at an annual rate of 12 1/4%. GSTOC replaced it's existing credit facility with a new facility currently providing up to $120.0 million in aggregate availability secured by the Company's current assets and entered into a new $50.0 million term loan facility secured by property, plant and equipment. Proceeds from these facilities were used to complete the acquisition and to refinance GSTOC indebtedness.

The acquisition was recorded in accordance with the purchase method of accounting. Accordingly, the purchase price plus costs were allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition.

The following represents the pro forma results of the Company and it's subsidiaries as if the Georgetown acquisition and related transactions described above had occurred on January 1, 1995 after giving effect to certain pro forma adjustments, which include depreciation, amortization and interest expense:

                                                               PRO FORMA
                                                           -----------------
                                                              YEAR ENDED
                                                           DECEMBER 31, 1995
                                                           -----------------
                                                              (UNAUDITED)
Net sales................................................      $827,428
Net income...............................................      $ 13,179

The pro forma results of operations presented above are not necessarily indicative of the results that actually would have been obtained if the Georgetown acquisition and related transactions had occurred on January 1, 1995 and are not intended to be a projection of future results or trends.

                          GS TECHNOLOGIES CORPORATION
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, UNLESS OTHERWISE NOTED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following summarizes the significant policies applied in the preparation of the accompanying financial statements.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of all majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in unconsolidated affiliates in which the Company has a 20% or more ownership position are accounted for using the equity method of accounting.

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

PROPERTIES

Properties are recorded at cost. Maintenance and repairs are expensed in the year incurred. Expenditures which result in betterments or extensions of the useful lives of assets are capitalized and depreciated over the remaining lives of such assets. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, as follows:

Leasehold improvements......................................      10
Machinery and equipment.....................................    4-20
Buildings and improvements..................................    4-30

                          GS TECHNOLOGIES CORPORATION
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, UNLESS OTHERWISE NOTED)

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

Other assets include debt issuance costs of $13.6 million and $11.9 million at December 31, 1996 and 1997, respectively, which are amortized over the lives of the corresponding debt agreements. Amortization of these costs aggregated $0.9 million, $1.8 million and $1.7 million for the years ended December 31, 1995, 1996 and 1997, respectively, and is included in interest expense.

Identifiable intangible assets resulting from certain acquisitions are being amortized on a straight-line basis over periods ranging from five to seventeen years. Identifiable intangible assets, net of related amortization, of $4.4 million and $4.6 million at December 31, 1996 and 1997, respectively, are classified as other assets in the accompanying balance sheets.

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

INCOME TAXES

Since the merger with GSI, the Company is included in the GSI consolidated
U.S. federal income tax return and is party to a tax sharing agreement with GSI. The tax sharing agreement provides among other things that the accounting for U.S. federal and combined state income taxes for financial reporting purposes is calculated as though the Company were filing separate U.S. federal and combined state income tax returns. Payments by the Company to GSI are made at such times as would be made to the federal and state governments had the Company been filing separate tax returns. Non-combined state and foreign taxes are recorded and paid directly to the appropriate governmental agencies.

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

Through the end of 1996, the Company provided deferred tax liabilities for the tax effect of repatriating all unremitted earnings of foreign subsidiaries and joint ventures. During 1997, management determined that a portion of the unremitted earnings of the foreign subsidiaries and joint ventures will remain invested in the foreign operations indefinitely. This change was based upon expected opportunities to use these funds in expansion and capital improvement projects undertaken by the foreign subsidiaries and joint ventures and the historical percentage of earnings repatriated.

                          GS TECHNOLOGIES CORPORATION
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, UNLESS OTHERWISE NOTED)

The Company continues to provide U.S. federal income tax and foreign withholding tax liabilities on the portion of the unremitted earnings of foreign subsidiaries and joint ventures that is expected to be repatriated. Receipt of foreign dividends or liquidation proceeds in excess of the anticipated repatriation amount would be subject to additional U.S. income tax and foreign withholding tax.

ENVIRONMENTAL EXPENDITURES

Environmental expenditures by the Company are expensed or capitalized depending upon their future economic benefit. Expenditures which improve a property as compared with the condition of the property when originally constructed or acquired and which prevent future environmental contamination are capitalized. Expenditures which return a property to its condition at the time of acquisition are expensed. Liabilities are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's foreign subsidiaries are translated at the period-end exchange rate. Revenues and expenses are translated at an average rate of exchange in effect during the period. Translation adjustments are reported as a separate component of stockholder's equity.

EARNINGS PER SHARE

Earnings per share amounts are not presented as the Company's common stock is not publicly traded.

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

3. INVENTORIES

Inventories consist of the following:

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1996            1997
                                                             ------------    ------------
Inventories at FIFO and average cost:
  Finished and semi-finished.............................      $ 63,465        $ 81,871
  Raw materials..........................................        61,154          60,870
                                                               --------        --------
          Total..........................................       124,619         142,741
                                                               --------        --------
Inventories at LIFO:
  Finished and semi-finished.............................         4,658           1,382
  Adjustment to state inventories at LIFO value..........          (301)            (60)
                                                               --------        --------
          Total..........................................         4,357           1,322
                                                               --------        --------
                                                               $128,976        $144,063
                                                               ========        ========

                          GS TECHNOLOGIES CORPORATION
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, UNLESS OTHERWISE NOTED)

The carrying value of inventories approximates replacement cost.

Effective January 1, 1996, the Company changed its method of accounting for spare parts and supplies at one of its major facilities from expensing them at time of purchase to inventorying them and charging them to expense in the period in which they are used. This method is consistent with the Company's practice at its other operations and with prevailing industry practice and in management's opinion, results in a better matching of costs with related revenues. The effect of the change was to increase net income for the year ended December 31, 1996 by $3.6 million, net of taxes of $2.4 million. Proforma results for the year ended December 31, 1995 would not have been materially different from historical results had this new method been employed.

4. DISCONTINUED OPERATIONS

In May 1997, the Company sold Georgetown Wire Company, Inc. and Tree Island Industries, Ltd. (the "West Coast Wire Business") for approximately $56.0 million, resulting in an estimated loss on disposition of $23.9 million, net of taxes. Accordingly, the results of operations, cash flows and net assets of this business have been classified as discontinued operations for all periods presented. The Company has recorded a net tax benefit of $17.1 million on the transaction; of this amount, $15.4 million was recorded as a deferred tax asset in connection with finalizing the purchase accounting. The remaining tax benefit of $1.7 million has been netted against the loss from discontinued operations. The West Coast Wire Business had combined annual sales of $124.3 million and net earnings of $2.4 million in 1996.

5. SUMMARIZED FINANCIAL INFORMATION OF GSTOC

The 12% Notes and the 12 1/4% Notes were issued by GSTOC and are unconditionally guaranteed by the Company. Pursuant to Securities and Exchange Commission disclosure requirements, summarized financial information for GSTOC is provided below. Summarized financial information follows:

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1996            1997
                                                             ------------    ------------
Current assets...........................................      $266,105        $191,164
Noncurrent assets........................................       321,132         337,626
                                                               --------        --------
          Total assets...................................      $587,237        $528,790
                                                               ========        ========
Current liabilities......................................      $110,017        $100,405
Noncurrent liabilities...................................       401,844         371,485
                                                               --------        --------
          Total liabilities..............................       511,861         471,890
                                                               --------        --------
Stockholder's equity.....................................        75,376          56,900
                                                               --------        --------
          Total liabilities and equity...................      $587,237        $528,790
                                                               ========        ========

                          GS TECHNOLOGIES CORPORATION
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, UNLESS OTHERWISE NOTED)

                                                                            YEAR ENDED
                                                            ------------------------------------------
                                                            DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                1995           1996           1997
                                                            ------------   ------------   ------------
Net Sales.................................................    $372,669       $638,359       $618,664
Cost of products sold.....................................     329,348        569,139        544,954
Selling, general & administrative expenses................      16,202         24,026         24,629
Depreciation and amortization.............................       6,976         23,365         25,761
Costs of combining operations.............................       4,866
                                                              --------       --------       --------
  Operating profit........................................      15,277         21,829         23,320
Interest expense..........................................     (21,000)       (39,950)       (39,434)
Fees from joint ventures..................................       1,357          3,132          3,636
Interest income and other, net............................         841            386            322
                                                              --------       --------       --------
Income (loss) from continuing operations before income tax
  and cumulative effect of accounting change..............      (3,525)       (14,603)       (12,156)
Income tax (expense) benefit..............................          24          6,256          3,910
                                                              --------       --------       --------
Income (loss) from continuing operations and cumulative
  effect of accounting change.............................      (3,501)        (8,347)        (8,246)
Discontinued operations:
  Income (loss) from discontinued operations..............        (609)         2,402          1,402
  Loss on disposal of discontinued operations.............                                   (23,965)
Cumulative effect of change in accounting for spare parts
  and supplies inventories................................                      3,556
                                                              --------       --------       --------
          Net income (loss)...............................    $ (4,110)      $ (2,389)      $(30,809)
                                                              ========       ========       ========


6. INVESTMENTS IN JOINT VENTURES

Investments in associated companies (joint ventures, partnerships, and companies in which there is a 20% or more interest, but not control) accounted for using the equity method are as follows:

                                                                       INVESTMENT AMOUNT
                                                                  ---------------------------
                                                       PERCENT    DECEMBER 31,   DECEMBER 31,
                                                      OWNERSHIP       1996           1997
                                                      ---------   ------------   ------------
Donhad Pty. Ltd
  (Australia).......................................    40.0%       $ 6,383        $ 5,965
Moly-Cop Canada
  (Canada)..........................................    50.0%         4,577          3,985
GST Philippines
  (Philippines).....................................    37.5%           106            121
SIMEC-Moly-Cop
  (Mexico)..........................................    50.0%         2,481          2,495
Sidercorp, S.A
  (Peru)............................................    33.3%        12,213         14,827
American Iron Reduction LLC
  ("AIR") (U.S.)....................................    50.0%         5,001         13,553
Lucchini Siderurgica, SpA
  (Italy and Sweden)................................    49.0%           336            693
                                                                    -------        -------
                                                                    $31,097        $41,639
                                                                    =======        =======

                          GS TECHNOLOGIES CORPORATION
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, UNLESS OTHERWISE NOTED)

Aggregate summarized balance sheets and results of operations of associated companies accounted for using the equity method are as follows:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  1995
                                                              ------------
                                                                FOREIGN
                                                              ------------
Net sales...................................................    $  123,688
Operating profit............................................        10,054
Net income..................................................         8,471

                                                               DECEMBER 31, 1996
                                                            AND THE YEAR THEN ENDED
                                                         ------------------------------
                                                         FOREIGN      U.S.      TOTAL
                                                         --------   --------   --------
Current Assets.........................................  $138,514   $  1,842   $140,356
Properties.............................................    88,016     48,079    136,095
Total Assets...........................................   249,860     62,652    312,512
Current Liabilities....................................    67,611                67,611
Total Liabilities......................................   175,524     57,652    233,176
Net Sales..............................................   237,265               237,265
Operating Profit.......................................    32,069                32,069
Net Income.............................................    14,284                14,284

                                                               DECEMBER 31, 1997
                                                            AND THE YEAR THEN ENDED
                                                         ------------------------------
                                                         FOREIGN      U.S.      TOTAL
                                                         --------   --------   --------
Current Assets.........................................  $193,270   $ 11,740   $205,010
Properties.............................................   129,539    190,492    320,031
Total Assets...........................................   352,232    212,179    564,411
Current Liabilities....................................   124,657      1,007    125,664
Total Liabilities......................................   275,028    184,915    459,943
Net Sales..............................................   284,179               284,179
Operating Profit.......................................    38,377                38,377
Net Income.............................................    18,698                18,698

In March 1996, the Company's Peruvian subsidiary, Acerco S. A., and two joint venture partners through Sidercorp S.A. ("Sidercorp"), acquired approximately ninety-six percent of the outstanding common stock of Empresa Siderurgica del Peru S.A., ("Siderperu"). Each of the joint venture partners made an initial investment of $11.1 million and owns one-third of the outstanding capital stock of Sidercorp. Under the terms of the acquisition, Acerco is the operating partner of Siderperu. Also, in connection with the acquisition, Siderperu entered into a Technical Assistance Agreement with each of Acerco and GST and entered into a Steel Bar Supply Agreement with Acerco and the Company's Chilean subsidiary, MolyCop Chile S.A.

                          GS TECHNOLOGIES CORPORATION
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, UNLESS OTHERWISE NOTED)

In June 1996, the Company entered into an agreement to form a new Italian joint venture called GSI Lucchini SpA. The joint venture, 49% owned by the Company, manufactures and sells grinding media. Manufacturing assets and spare parts inventory from the Company's Cividale forged ball plant were sold to the joint venture and the new facility commenced operations in March 1997. Operations at the Cividale facility ceased at the end of October, 1996.

The Company, through GSTOC, and Birmingham Steel are each 50% shareholders in a joint venture, American Iron Reduction LLC, (AIR) which has recently completed the construction of a Direct Reduced Iron (DRI) facility in Convent, Louisiana. This DRI facility is expected to produce approximately 1.2 million metric tons of DRI annually. DRI is a substitute for steel scrap used in the Company's steel making facilities. The Company made an initial non-cash equity contribution of $5.0 million, cash contributions of $8.6 million during 1997 and is committed to make additional equity investments of approximately $5.6 million in 1998. Under certain circumstances, the Company may be required to make an additional equity contribution of $7.5 million. The Company also entered into a DRI purchase agreement with AIR to purchase up to 600,000 metric tons of DRI annually. The construction and long-term financing was obtained by AIR on a non-recourse basis to GSTOC and the Company.

The Company's recorded investment in equity companies is approximately $1.8 million less than its share of the underlying equity of the associated companies at December 31, 1997. The difference results from the 1993 acquisition and is being amortized over approximately 10 years, which is the estimated weighted average life of the related assets.

All of the joint ventures are invoiced technical service fees pursuant to technology and management support agreements. These amounts are included in the accompanying income statements as a separate component of other income.


7. PROPERTIES

Properties consist of the following:

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    1996            1997
                                                                ------------    ------------
     Land and leaseholds....................................      $ 13,255        $ 13,895
     Buildings and improvements.............................        47,623          49,421
     Machinery and equipment................................       237,614         256,102
     Construction in progress...............................         3,989           7,388
                                                                  --------        --------
                                                                   302,481         326,806
     Less accumulated depreciation..........................       (39,079)        (65,849)
                                                                  --------        --------
                                                                  $263,402        $260,957
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

The Company capitalized $0.9 million in interest during 1996 and none in 1997.

                          GS TECHNOLOGIES CORPORATION
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, UNLESS OTHERWISE NOTED)

8. PAYABLES AND ACCRUED LIABILITIES

Payables and accrued liabilities consist of the following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1996           1997
                                                              ------------   ------------
Trade payables..............................................    $ 94,679       $ 86,015
Salaries and wages..........................................      14,269         12,936
Accrued interest payable....................................       9,639         10,509
Other.......................................................      32,839         28,639
                                                                --------       --------
                                                                $151,426       $138,099
                                                                ========       ========

9. NON-RECURRING COSTS OF COMBINING OPERATIONS

The Company recorded a pre-tax charge of $4.9 million in the fourth quarter of 1995 for the costs of combining the operations of GST and GII. This charge included costs for the relocation of the corporate headquarters to Charlotte, North Carolina, severance costs, relocation costs for transferring employees and the estimated costs associated with closing a subsidiary.


10. SHORT-TERM AND LONG-TERM DEBT

Short-term debt consists of the following:

                                           DECEMBER 31,          DECEMBER 31,
                                               1996                  1997                   1997
              INTERNATIONAL                OUTSTANDING    OUTSTANDING   AVAILABILITY    AVERAGE RATE
              -------------                ------------   -----------   -------------   ------------
Chile....................................    $    --        $ 3,752        $18,800         10.15%
Peru (Adesur)............................         --          2,316          3,200          8.27%
Peru (Acerco)............................     10,946          4,646          1,328          8.47%
Europe...................................      4,771             80          3,563         11.80%
                                             -------        -------        -------
          Total..........................    $15,717        $10,794        $26,891
                                             =======        =======        =======

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

                          GS TECHNOLOGIES CORPORATION
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, UNLESS OTHERWISE NOTED)

Long-term debt consists of the following:

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1996            1997
                                                             ------------    ------------
12% Senior notes due September 1, 2004, unsecured and
  guaranteed by the Company, interest payable
  semi-annually..........................................      $125,000        $125,000
12 1/4% Senior notes due October 1, 2005, unsecured and
  guaranteed by the Company, interest payable
  semi-annually..........................................       125,000         125,000
$50,000 Long-term note due in quarterly installments to
  September 30, 2002, secured by certain property, plant
  and equipment of GSTOC, GSC and FWC. Interest payable
  monthly/quarterly at the Company's option based upon
  fixed margin over LIBOR or the prime rate (8.5% at
  December 31, 1997).....................................        49,375          48,875
$120,000 Revolving credit facility due September 30,
  2001, secured by accounts receivable, inventory and
  other current assets of GSTOC and subsidiaries,
  interest payable monthly/quarterly at the Company's
  option based upon varying margin over LIBOR or the
  prime rate (8.9% at December 31, 1997).................        61,109          22,058
$8,000 Unsecured MEI term note due in quarterly
  installments commencing March 31, 1999 to December 31,
  2000, interest payable quarterly based upon varying
  margins over LIBOR or the prime rate (6.9% at December
  31, 1997)..............................................         8,000           8,000
$9,000 Unsecured MEI revolving credit agreement due June
  30, 1999, interest payable quarterly based upon varying
  margins over LIBOR or the prime rate (8.5% at December
  31, 1997)..............................................            81           4,381
Long-term note due in annual installments to July 31,
  1999, secured by certain property, plant and equipment
  of MEI, interest has been imputed at 5%................           690

Unsecured Acerco S.A. long-term note due on August 8,
  2000. Interest payable based on a fixed rate over the
  one year LIBOR rate (8.12% at December 31, 1997).......                         2,026
Other....................................................           161              48
                                                               --------        --------
                                                                369,416         335,388
Less current portion.....................................          (862)           (500)
                                                               --------        --------
                                                               $368,554        $334,888
                                                               ========        ========

                          GS TECHNOLOGIES CORPORATION
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, UNLESS OTHERWISE NOTED)

The fair value of the 12% Notes and the 12 1/4% Notes is $136.7 million and $139.7 million, respectively, based on the market trading price at December 31, 1997. The carrying value of all other long-term debt approximates fair value.

The Revolving Credit Facility provides for up to $120.0 million inclusive of letters of credit, limited by a borrowing base to specified percentages of eligible accounts receivable and inventories of GSTOC and subsidiaries. At December 31, 1997, $17.5 million of letters of credit were outstanding, and unused availability under the facility at December 31, 1997 was $80.5 million. The facility requires payment of a commitment fee on the unused portion of the line of credit.

The unsecured MEI revolving credit agreement permits borrowings on the revolving line of credit up to $9.0 million. Unused availability under the facility was $4.6 million at December 31, 1997. An annual commitment fee is due on the unused balance of the revolving line of credit.

Several of the debt agreements require the Company to comply with certain covenants; the Company is in compliance with these covenants at December 31, 1997.

The aggregate maturities of long-term debt at December 31, 1997 are as follows:

1998........................................................  $    500
1999........................................................     8,881
2000........................................................     6,574
2001........................................................    22,558
2002........................................................    46,875
Thereafter..................................................   250,000
                                                              --------
                                                              $335,388
                                                              ========

11. EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT PENSION PLANS

The Company has several qualified non-contributory employee pension plans covering most employees. Plans covering most salaried employees provide benefits based on employees' years of service and compensation. Defined benefit plans covering most hourly employees provide benefits based on employees' years of service. The weighted average discount rate used in developing the actuarial present values of benefit obligations was 7.75% at December 31, 1996 and 7.50% at December 31, 1997. The expected long-term rate of return on plan assets was 9.5% for 1996 and 1997. As part of the acquisition agreement, Armco retained the pension liability for all retirees as of November 11, 1993 as well as the accrued pension liability as of the November, 1993 acquisition for all Armco employees employed by GSTOC. The Company established new and different pension plans for the employees and did not retain any liability for service prior to the November, 1993 acquisition.

Assets of the qualified defined benefit plans are administered by a trustee and consist primarily of units of certain collective trust funds, and diversified mutual funds.

                          GS TECHNOLOGIES CORPORATION
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, UNLESS OTHERWISE NOTED)

In accordance with GII's union contract, GII committed to accrue (until December
1996) a fixed amount per hour worked to provide increased retirement benefits for the steel division union employees, to periodically amend the union employees' pension plan (the "Union Plan") and to contribute the accrued amount to the Union Plan's trust to provide for the increased benefits. The amount charged against income was $1.2 million during 1996 and $1.2 million was accrued for these increased benefits at December 31, 1996.

The net periodic pension cost of the Company's plans at the dates noted was as follows:

                                                                 YEAR ENDED
                                                --------------------------------------------
                                                DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                    1995            1996            1997
                                                ------------    ------------    ------------
Service cost................................      $ 3,357         $ 3,630         $ 3,728
Interest cost on projected benefit
  obligations...............................        2,336           3,020           3,852
Actual return on plan assets................       (5,259)         (4,201)         (8,004)
Net amortization and deferral...............        2,735           1,416           5,983
                                                  -------         -------         -------
                                                  $ 3,169         $ 3,865         $ 5,559
                                                  =======         =======         =======

The following table sets forth the combined qualified defined benefit plans' funded status and amounts recognized in the accompanying balance sheets at:

                                   PLANS WHOSE ASSETS EXCEED        PLANS WHOSE ACCUMULATED
                                      ACCUMULATED BENEFITS           BENEFITS EXCEED ASSETS
                                  ----------------------------    ----------------------------
                                  DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                      1996            1997            1996            1997
                                  ------------    ------------    ------------    ------------
Actuarial present value of
  accumulated benefit
  obligation:
  Vested......................      $(33,135)       $(10,564)             --        $(39,642)
  Non-vested..................        (2,874)         (1,197)             --          (5,182)
                                    --------        --------        --------        --------
Accumulated benefit
  obligations.................       (36,009)        (11,761)             --         (44,824)
Effect of actuarial
  projections.................        (5,231)         (5,528)             --               0
                                    --------        --------        --------        --------
Projected benefit
  obligations.................       (41,240)        (17,289)             --         (44,824)
Plans' assets at fair market
  value.......................        42,748          16,992              --          37,492
                                    --------        --------        --------        --------
Funded status.................         1,508            (297)             --          (7,332)
Unrecognized net (gain) loss
  due to past experience
  different from
  assumptions.................        (2,363)         (2,837)             --           9,471
                                    --------        --------        --------        --------
(Accrued) prepaid pension
  cost........................      $   (855)       $ (3,134)             --        $  2,139
                                    ========        ========        ========        ========
Additional minimum
  liability...................            --              --              --        $ (9,471)
Offsetting intangible asset...            --              --              --           9,471
                                    --------        --------        --------        --------
Net...........................            --              --              --              --
                                    ========        ========        ========        ========

With respect to the accrued pension expense, $2.7 million and $12.2 million were recorded in noncurrent liabilities at December 31, 1996 and 1997, respectively. At December 31, 1996 and 1997, $1.7 million and $11.2 million were recorded in prepaid expenses.

The assets and liabilities of the ME International Pension Plan for the United Steelworkers of America Local 1028 Employees Plan were transferred to the United Steelworkers multi-employer plan as of December 31, 1997.

The Company's funding policy is to meet or exceed the minimum amount required under ERISA.

                          GS TECHNOLOGIES CORPORATION
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, UNLESS OTHERWISE NOTED)

     Additionally, the Company has Supplemental Retirement Plans which cover certain key executives. These plans are defined benefit pension plans and are not intended to be qualified plans under the Internal Revenue Code. Benefits payable under these plans are not funded; rather, the liability for future plan benefits is recorded on the balance sheet and amounted to $0.4 million and $0.6 million at December 31, 1996 and 1997, respectively.

DEFINED CONTRIBUTION PLANS

The Company's subsidiaries have various defined contribution plans which cover substantially all of the salaried and hourly employees. The Company recorded expense related to those plans of $0.8 million, $0.5 million and $0.5 million for the years ended December 31, 1995, 1996 and 1997, respectively.

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

The following table sets forth the OPEB plans' obligations:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1996           1997
                                                              ------------   ------------
Accumulated post retirement benefit obligation:
  Fully eligible active plan participants...................    $ (3,452)      $ (3,325)
  Retirees..................................................      (3,198)        (4,347)
  Other active plan participants............................     (13,138)       (16,017)
  Unrecognized net gain.....................................      (6,005)        (3,159)
                                                                --------       --------
  Accumulated post retirement benefit obligation ("APBO")...    $(25,793)      $(26,848)
                                                                ========       ========

The APBO is recorded as a long-term obligation in the accompanying balance sheets. The discount rate assumed in determining the APBO for both salaried and hourly plans was 7.75% at December 31, 1996 and 7.50% at December 31, 1997.

Net periodic post retirement benefit cost included the following components:

                                                                    YEAR ENDED
                                                    ------------------------------------------
                                                    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                        1995           1996           1997
                                                    ------------   ------------   ------------
Service cost......................................     $  581         $  469         $  528
Interest cost.....................................      1,453          1,445          1,664
Actuarial gain....................................        (54)          (390)          (237)
                                                       ------         ------         ------
Net periodic post retirement benefit cost.........     $1,980         $1,524         $1,955
                                                       ======         ======         ======

Increases in the Company's health care costs for salaried employees are limited to the increase in the Consumer Price Index ("CPI"). Accordingly, health care costs in excess of the CPI limit will be borne by the salaried participants. The assumed annual increase in the CPI was 3% at December 31, 1997.

                          GS TECHNOLOGIES CORPORATION
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, UNLESS OTHERWISE NOTED)

The Company's health care costs for hourly union employees are subject to future changes in health care costs. Future health care costs are assumed to increase 7% to 10% in 1997 and descend to 5% by 1999 to 2002. A one percent increase in the assumed health care trend rate in each year would increase the APBO at December 31, 1996 and 1997 approximately $3.2 million and $2.9 million, respectively and the net periodic post retirement benefit expense by $0.3 million in 1997.

12. INCOME TAXES

TAX EXPENSE

Total income tax expense (benefit) was allocated as follows:

                                                                    YEAR ENDED
                                                    ------------------------------------------
                                                    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                        1995           1996           1997
                                                    ------------   ------------   ------------
Income from continuing operations.................     $7,025         $3,815         $6,523
Income (loss) from discontinued operations........       (307)            98             97
Loss on disposal of discontinued operations.......                                   (1,704)
Cumulative effect of change in accounting.........                    $2,444
                                                       ------         ------         ------
                                                       $6,718         $6,357         $4,916
                                                       ======         ======         ======

The provision (benefit) for income taxes attributable to income from continuing operations consists of the following components:

                                                                    YEAR ENDED
                                                    ------------------------------------------
                                                    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                        1995           1996           1997
                                                    ------------   ------------   ------------
Current
  Federal.........................................     $1,175
  State and Local.................................        380         $  514         $  140
  Foreign.........................................      1,653          3,097          3,657
                                                       ------         ------         ------
     Total current................................      3,208          3,611          3,797
                                                       ------         ------         ------
Deferred
  Federal.........................................      1,304            283            308
  State and Local.................................        812         (1,214)          (388)
  Foreign.........................................      1,701          1,135          2,806
                                                       ------         ------         ------
     Total deferred...............................      3,817            204          2,726
                                                       ------         ------         ------
     Total income tax expense.....................     $7,025         $3,815         $6,523
                                                       ======         ======         ======

                          GS TECHNOLOGIES CORPORATION
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, UNLESS OTHERWISE NOTED)

TAX RATES

Differences between income taxes computed using the U.S. federal income tax statutory rate of 35% and income tax expense recorded by the Company are attributable to the following:

                                                                 YEAR ENDED
                                                --------------------------------------------
                                                DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                    1995            1996            1997
                                                ------------    ------------    ------------
Income tax expense using the US statutory
  rate......................................      $ 4,817         $ 1,502         $ 4,540
Difference in rates on earnings of foreign
  subsidiaries and joint ventures...........       (1,569)            212          (1,789)
Unremitted earnings of foreign subsidiaries
  and joint ventures........................        2,300           4,711           3,725
State income taxes, net.....................          594            (455)           (161)
Change in valuation allowance...............                       (2,065)
Other.......................................          883             (90)            208
                                                  -------         -------         -------
          Total.............................      $ 7,025         $ 3,815         $ 6,523
                                                  =======         =======         =======

DEFERRED TAXES

Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available tax net operating loss ("NOL"), credit carryovers and certain adjustments related to the purchase price reallocation (see Note 1).

Deferred tax liabilities (assets) are comprised of the following:

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1996            1997
                                                             ------------    ------------
Inventory................................................      $  3,184        $  3,826
Basis in foreign subsidiaries............................                        15,285
Intangibles..............................................         1,290           1,422
Properties...............................................        44,492          45,184
                                                               --------        --------
Gross deferred tax liabilities...........................        48,966          65,717
                                                               --------        --------
Long-term employee health obligations....................        (9,543)         (9,999)
NOL, AMT credit and ITC credit carryovers................       (20,144)        (52,695)
Book liabilities not currently deductible for tax........        (3,828)         (2,713)
Deferred compensation and other employee benefits........        (2,721)         (1,679)
Basis in foreign subsidiaries............................        (2,343)
Vacation accrual.........................................        (1,636)         (1,667)
Other, net...............................................          (131)            201
                                                               --------        --------
Gross deferred tax assets................................       (40,346)        (68,552)
                                                               --------        --------
Deferred tax asset valuation allowance...................           400           8,910
                                                               --------        --------
          Net deferred tax liability.....................      $  9,020        $  6,075
                                                               ========        ========

                          GS TECHNOLOGIES CORPORATION
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, UNLESS OTHERWISE NOTED)

The net change in the valuation allowance for deferred tax assets for the year ended December 31, 1997 was an increase of $8.5 million. Management has determined based upon the Company's expectations for the future that taxable income of the Company will, more likely than not, be sufficient to recognize the gross deferred tax assets, as adjusted for the valuation allowance.

At December 31, 1997, the Company has NOL carryforwards for U.S. federal income tax purposes of approximately $123.0 million which are available to offset future federal taxable income and will begin to expire in 2010. In addition, the Company has alternative minimum tax credit carryforwards of approximately $5.7 million which are available to reduce future U.S. federal regular income taxes over an indefinite period.

The Company's foreign subsidiary in Italy has a foreign tax loss carryforward of approximately $0.8 million at December 31, 1996 and 1997. The carryforward is available to reduce future taxable income of the subsidiary through 1998. A valuation allowance of $0.4 million at December 31, 1996 and 1997 has been provided on the tax loss carryforward. Pursuant to the Purchase and Sale Agreement, any tax benefit realized from the tax loss carryforward will be shared equally with Armco. To the extent a net tax benefit is recognized in excess of the subsidiary's remaining net deferred tax asset, the benefit will be allocated first as a purchase price adjustment which will reduce other noncurrent intangible assets. Any remaining tax benefit recognized will reduce income tax expense.

Deferred tax expense has been provided for the portion of the unremitted earnings of foreign subsidiaries and joint ventures that the Company anticipates will be repatriated. Provision has not been made for U.S. income tax or foreign withholding tax on approximately $9.8 million of unremitted earnings of foreign subsidiaries and joint ventures, as those earnings are considered to be invested indefinitely. Such earnings could become taxable upon the sale or liquidation of these foreign operations or upon the remittance of dividends in excess of the percentage the Company has estimated to be repatriated. Determination of the amount of unrecognized deferred U.S. income tax associated with these earnings is not practicable because such amounts depend on the Company's future ability to claim foreign tax credits which cannot currently be predicted. Foreign withholding taxes of approximately $0.3 million would be payable upon the remittance of the portion of unremitted earnings considered to be invested indefinitely.

13. CLASS A COMMON STOCK AND STOCKHOLDERS' EQUITY

STOCK OPTIONS -- GSI

The GSI Board of Directors has granted stock options of GSI to certain officers and employees which provide the option to purchase common stock of GSI. These options consist of two general types. Time Options vest over a five year period from the date of the grant; however, vesting is accelerated upon the occurrence of an Acceleration Event, as defined. Target Options vest after a specified period of time unless there is an Acceleration Event or an Exercise Event, as defined. Upon the occurrence of an Acceleration Event or Exercise Event, all or some portion of the target options granted become immediately exercisable depending on achievements of predetermined investor return multiples. Those not currently exercisable remain outstanding through the original vesting date.

Both types of options are non-qualified, have anti-dilution provisions, and have been granted at exercise prices not less than 100% of the fair market value of the stock at the date of option grant.

                          GS TECHNOLOGIES CORPORATION
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, UNLESS OTHERWISE NOTED)

Stock option activity was as follows:

                                                   TIME        TARGET      AVERAGE OPTION
                                                  OPTIONS      OPTIONS     PRICE PER SHARE
                                                 ---------    ---------    ---------------
Outstanding at December 31, 1993.............      644,123    1,932,368         $ .10
Options granted..............................    1,203,384       93,087         $5.63
                                                 ---------    ---------
Outstanding at December 31, 1994.............    1,847,507    2,025,455         $1.95
Options granted..............................      995,000                      $9.00
Options cancelled............................      (44,377)     (52,942)        $1.51
                                                 ---------    ---------
Outstanding at December 31, 1995.............    2,798,130    1,972,513         $3.43
                                                 ---------    ---------
Options granted..............................       90,000                      $9.00
Options cancelled............................     (170,368)     (58,163)        $3.99
Options exercised............................       (5,857)                     $ .10
                                                 ---------    ---------
Outstanding at December 31, 1996.............    2,711,905    1,914,350         $3.51
                                                 ---------    ---------
Options granted..............................      922,000                      $7.00
Options cancelled............................      (74,133)                     $6.82
                                                 ---------    ---------
Outstanding at December 31, 1997.............    3,559,772    1,914,350         $4.06
                                                 =========    =========
Exercisable at December 31, 1994.............      323,954           --         $3.20
Exercisable at December 31, 1995.............      956,555      519,489         $2.61
Exercisable at December 31, 1996.............    1,542,079    1,276,143         $2.72
Exercisable at December 31, 1997.............    2,084,752    1,318,754         $3.30

At December 31, 1997 there were 350,785 options outstanding which have been approved by the Board of Directors, but not yet granted. Exercise prices have not been determined for these options.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS 123), "Accounting for Stock-Based Compensation." This standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice to recognize related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25, the former standard. If the former standard for measurement is elected, SFAS 123 requires supplemental disclosure to show the effect of using the new measurement criteria. The Company has elected to continue using the measurement prescribed by APB Opinion No. 25.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Assuming any compensation expense for the GSI options would reduce net income of GSI, the Company's pro forma information follows:

                                                          1995      1996       1997
                                                         ------    ------    --------
Pro forma net income after adjustment for stock
  option expense.....................................    $6,074    $6,040    $(16,633)

The weighted Black-Scholes value of options granted during 1995, 1996 and 1997 was $1.52, $1.52, and $2.39. Value was estimated using an expected life of 6 years, no dividends, volatility of .27, and risk-free interest rates of 6%, 6.2% and 6.2% in 1995, 1996 and 1997.

MANAGEMENT COMMON STOCK

The terms of some management agreements include call provisions whereby the GSI shares held by certain members of management may be purchased, by either GSI or other shareholders, at either unrecovered original cost or fair market value, depending on the event of termination as defined. At December 31, 1997, 870,682 shares of common stock of GSI were held, directly or beneficially, by members of management.

                          GS TECHNOLOGIES CORPORATION
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, UNLESS OTHERWISE NOTED)

14. RELATED PARTY TRANSACTIONS

TRANSITION SERVICES AND OTHER ANCILLARY AGREEMENTS

Effective January 1, 1996, the officers, directors and management employees of GST were transferred from GST to GSI. The cost and expenses of this management group are charged to GST under a management services agreement and included in selling, general and administrative expenses. This charge amounted to $13.4 million and $11.8 million in 1996 and 1997, respectively, and is comparable to the cost incurred directly by GST in 1995.

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

TRANSACTIONS AMONG STOCKHOLDERS/SIGNIFICANT CUSTOMER

Certain stockholders of GSI are party to other transactions with the Company. General Electric Capital Corporation acted as an agent in placement of certain of the Company's existing domestic debt. Bain Capital provides certain management support services for which it receives a fee not to exceed $1.0 million annually, exclusive of out-of-pocket expenses.

One stockholder of GSI is a major customer of the Company's Kansas City wire rod operation. Sales to this customer for the years ended December 31, 1995, 1996 and 1997 comprised 13.8%, 11.8% and 10.3% of the Company's consolidated sales, respectively. Trade accounts receivable as of December 31, 1996 and December 31, 1997 include $7.0 million and $6.5 million, respectively, due from such stockholder. The Company and the stockholder have entered into a contract for the Company to supply a substantial portion of stockholder's wire rod needs through December 31, 2000. This contract is renewable if certain conditions are present.

15. COMMITMENTS AND CONTINGENCIES

LITIGATION AND OTHER CONTINGENCIES

In August 1996, Samsung America, Inc. ("Samsung") filed an action in the
Supreme Court of the state of New York seeking monetary damages against GSI, the Company, its Peruvian subsidiary, Acerco, and Acerco's partners in the Siderperu joint venture, collectively, ("the Defendants"). Samsung seeks to recover purported damages of $48.5 million and punitive damages of $10.0 million and alleges that the Defendants failed to honor a written contract which entitled Samsung to obtain an equity interest in Siderperu and to provide certain distribution and trading services on an exclusive basis. In August 1997, the action was dismissed from the Supreme Court of the State of New York. Samsung has appealed the dismissal decision to the 1st Department Appellate Division of the State of New York. The Company believes that it has substantial and meritorious defenses and will defend itself accordingly.

There are various claims pending involving the Company arising out of the normal course of business. In management's opinion, the ultimate liability resulting therefrom will not materially affect the financial position or results of operations of the Company.

                          GS TECHNOLOGIES CORPORATION
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, UNLESS OTHERWISE NOTED)

INDEMNIFICATIONS FROM ARMCO

As part of the Purchase and Sale Agreement with Armco, the Company has been indemnified by Armco for known environmental matters and known quantified income tax issues related to periods prior to November 12, 1993. The Company has also been indemnified against all unknown other pre-closing environmental matters or conditions for a period of six years from closing. Armco's indemnity covers 100% of the first $10.0 million subject to an aggregate deductible of $0.3 million and a fifty-fifty sharing for aggregate claims between $10.0 million and $15.0 million with a maximum cap of $12.5 million. Management of the Company is not aware of any current information which would indicate that Armco will not be able to satisfy its obligation to the Company under these indemnifications.

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

The Company has several environmental issues currently under discussion with various federal and local agencies, some of these involve compliance and/or remediation at certain properties. During 1996 and 1997, the Company spent $0.2 million and $0.1 million, respectively, on environmental matters.

The Company records certain operating expenses for environmental compliance, testing and other environmental related costs as expenses when incurred. When it has been possible to determine reasonable estimates of liabilities related to environmental issues, based upon information from engineering and environmental specialists, the Company has made provisions and accruals. At December 31, 1997, $2.7 million was accrued for environmental related issues. The Company believes, based upon information currently available to management, that it will not require expenditures to maintain compliance with environmental requirements which would have a material adverse effect on its financial condition, results of operations or competitive position.

                          GS TECHNOLOGIES CORPORATION
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, UNLESS OTHERWISE NOTED)

PERU TAX CONTINGENCIES

The Company's Peruvian subsidiaries had received various notices of proposed tax assessments from the Peruvian tax authorities for the years 1985 through 1991, the balances of which aggregated $16.9 million as of December 31, 1994. Due to the large number of unsettled tax cases throughout the Peruvian tax system, the Government of Peru issued a one-time amnesty program in October 1996. The Company has elected to participate in the amnesty program and has settled all remaining proposed Peruvian tax assessments, including interest and penalties, for a payment of approximately $0.3 million. The amounts paid for resolution of the tax assessments were reimbursed in full by Armco under the indemnification provisions of the agreement between Armco and the Company.

LABOR RELATIONS

A significant portion of the Company's employees are covered by collective bargaining agreements negotiated with various unions. These agreements expire at various times between April 1998 and November 2003. In the course of previous contract negotiations, the Company has on occasion been affected by work stoppages.

The collective bargaining agreement at the Kansas City facility expired on March 31, 1997 and the Company and the United Steel Workers of America ("USWA") were unable to agree on terms of a new labor agreement. A work stoppage at this facility commenced on April 2, 1997. On June 13, 1997, the 650 employees covered by this collective bargaining agreement ratified a new five and one-half year agreement and returned to work. This facility has returned to full production.

The collective bargaining agreement with employees at the Company's facility in Tempe, Arizona was due to expire in November, 1997. The Company has successfully negotiated a new contract which extends until November, 2003.

The Company's collective bargaining agreement at the Georgetown, South
Carolina facility was due to expire on December 8, 1997. The Company and the USWA were unable to agree on the terms of a new agreement and a work stoppage commenced on December 5, 1997. On January 7, 1998, the 580 employees covered by this agreement ratified a new sixty-two month agreement and returned to work.

The collective bargaining agreement with employees at the Company's facility in Concepcion, Chile was due to expire on December 31, 1997. The Company successfully negotiated a new contract which extends until December, 2002.

COMMITMENTS

The Kansas City operations have entered a ten year agreement, expiring in 2004, with a third party which will staff and manage its computer operations for $0.9 million per year.

Rent expense under operating leases was $0.7 million, $4.1 million and $2.4 million for the years ended December 31, 1995, 1996 and 1997, respectively. The Company has future minimum noncancelable operating lease commitments of the following at December 31, 1997:

1998........................................................  $2,250
1999........................................................   1,762
2000........................................................   1,313
2001........................................................     839
2002........................................................     746
Thereafter..................................................     756

                          GS TECHNOLOGIES CORPORATION
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, UNLESS OTHERWISE NOTED)

16. GEOGRAPHIC INFORMATION

Financial information, by geographic region for the Company is presented below. United States includes GSTOC and MEI. South America is principally comprised of the Company's operations in Chile and Peru. Europe and Other includes the Company's operations in Europe (principally Italy), Canada and other joint venture interests around the world (Note 6).

                                                                   DECEMBER 31, 1995 AND
                                                             THE YEAR ENDED DECEMBER 31, 1995
                                                         -----------------------------------------
                                                          UNITED     SOUTH     EUROPE
                                                          STATES    AMERICA   AND OTHER    TOTAL
                                                         --------   -------   ---------   --------
Net sales..............................................  $430,165   $76,496    $33,088    $539,749
Equity in income of joint ventures.....................     2,875        --      1,200       4,075
Operating profit.......................................    23,610     6,936      1,250      31,796
Net income (loss)......................................      (178)    4,451      1,856       6,129
Identifiable assets....................................   645,189    45,545     24,466     715,200
Total liabilities......................................   564,407    28,127     16,057     608,591
Net assets.............................................    80,782    17,418      8,409     106,609

                                                                   DECEMBER 31, 1996 AND
                                                             THE YEAR ENDED DECEMBER 31, 1996
                                                         -----------------------------------------
                                                          UNITED     SOUTH     EUROPE
                                                          STATES    AMERICA   AND OTHER    TOTAL
                                                         --------   -------   ---------   --------
Net sales..............................................  $704,425   $86,203    $25,289    $815,917
Equity in income of joint ventures.....................     3,421     1,068      1,011       5,500
Operating profit.......................................    28,413     8,177      2,049      38,639
Net income (loss)......................................    (1,652)    6,054      2,033       6,435
Identifiable assets....................................   637,500    57,536     20,643     715,679
Total liabilities......................................   553,217    36,526     13,175     602,918
Net assets.............................................    84,283    21,010      7,468     112,761

                                                                   DECEMBER 31, 1997 AND
                                                             THE YEAR ENDED DECEMBER 31, 1997
                                                         -----------------------------------------
                                                          UNITED     SOUTH     EUROPE
                                                          STATES    AMERICA   AND OTHER    TOTAL
                                                         --------   -------   ---------   --------
Net sales..............................................  $690,758   $106,664   $12,312    $809,734
Equity in income of joint ventures.....................     2,679     3,003        513       6,195
Operating profit.......................................    33,657     9,982        559      44,198
Net income (loss)......................................   (27,014)    9,478      1,420     (16,116)
Identifiable assets....................................   567,521    67,020     11,736     646,277
Total liabilities......................................   507,444    39,695      3,977     551,116
Net assets.............................................    60,077    27,325      7,759      95,161

                          GS TECHNOLOGIES CORPORATION
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, UNLESS OTHERWISE NOTED)

17. SELECTED QUARTERLY FINANCIAL DATA -- UNAUDITED (DOLLARS IN MILLIONS)

                                                          1996                                1997
                                            ---------------------------------   ---------------------------------
                                            1(ST)    2(ND)    3(RD)    4(TH)    1(ST)    2(ND)    3(RD)    4(TH)
                                            ------   ------   ------   ------   ------   ------   ------   ------
Net sales.................................  $191.6   $213.1   $205.0   $206.2   $208.9   $184.5   $216.9   $199.4
Operating profit (loss)...................     4.6      9.9      9.5     14.6     13.1     (4.0)    18.3     16.8
Income (loss) from continuing
  operations..............................    (2.3)     0.7      0.4      1.6      3.0     (6.0)     5.2      4.3
Discontinued operations...................    (0.0)     0.2      0.7      1.5    (22.6)
Income (loss) before cumulative effect of
  accounting change.......................    (2.3)     0.9      1.1      3.1    (19.6)    (6.0)     5.2      4.3
Cumulative effect of change in accounting
  for spare parts and supplies (Note 3)...     3.6
                                            ------   ------   ------   ------   ------   ------   ------   ------
Net income (loss).........................     1.3      0.9      1.1      3.1    (19.6)    (6.0)     5.2      4.3


18. AUDITED FINANCIAL STATEMENTS OF SIDER CORP S.A. AND SUBSIDIARY

The financial statements of Sider Corp S.A. and Subsidiary are included in the Company's Form 10-K filing because this unconsolidated equity investee meets the Security and Exchange Commission's definition of significance. These financial statements were prepared in conformity with accounting principals generally accepted in Peru. Generally accepted accounting principals in Peru provide for the periodic write-up of fixed assets to appraised fair market values and do not require recording deferred income tax assets.

  (The accounting principles referred to are those generally accepted in Peru)



REPORT OF INDEPENDENT AUDITORS


To the Stockholders and Board
of Directors of Sider Corp S.A.


We have audited the accompanying consolidated balance sheet of SIDER CORP S.A. AND SUBSIDIARY (Empresa Siderurgica del Peru S.A. - SIDERPERU) as of December 31, 1997 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended, expressed in United States currency (U.S. dollars). The preparation of these financial statements is the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Company's Management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sider Corp S.A. and subsidiary at December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in Peru and the foreign currency translation procedures as described in Note 2 to these financial statements.

January 30, 1998.


/s/ Hansen-Holm, Alonso & Co.
-----------------------------
  Antonio Alonso (Partner)
Peruvian Public Accountant
   Matriculation No.134

                          SIDERCORP S.A. AND SUBSIDIARY
           CONSOLIDATED BALANCE SHEET AT DECEMBER 31, 1997 (Note 2.a)
                                (In U.S. dollars)

                           ASSETS                                        LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------                                        ------------------------------------
 Current assets:                                                   Current liabilities:

    Cash and cash investments (Note 3)            $ 54,971,477        Revolving credit                                  $ 26,805,039
                                                   -----------                                                           -----------
    Trade accounts receivable (Note 4)              22,082,754        Current portion, long-term debt (Note 10)            9,071,944
                                                   -----------                                                           -----------
    Other accounts receivable:                                        Trade accounts payable                              57,032,762
       Interest receivable                              89,677                                                           -----------
       Other miscellaneous receivable (Note 5)       8,301,188        Other accounts payable:
                                                   -----------          Other miscellaneous payables (Note 8)              4,530,060
                                                                        Interest  payable                                  7,880,738
                                                     8,390,865          Provision for employees' severance indemnities       183,277
                                                   -----------          Other current liabilities (Note 9)                 5,552,838
                                                                                                                         -----------
    Inventories:
       Finished goods                               10,916,461                                                            18,146,913
       Work in process                               7,620,994                                                           -----------
       Raw materials                                22,497,815
       Supplies and others                          13,441,982        Total current liabilities                          111,056,658
                                                   -----------
                                                                   Long-term debt (Note 10)                              109,435,962
                                                    54,477,252
                                                   -----------
 Prepaid expenses and taxes:                                       Deferred  income (Note 11)                             19,481,989
    Expenses                                         2,988,586                                                           -----------
    Income taxes                                     2,646,970
                                                   -----------            Total liabilities                              239,974,609
                                                                                                                         -----------
                                                     5,635,556
                                                   -----------     Minority interest (Note 12)                             3,263,405
                                                                                                                         -----------
            Total current assets                   145,557,904
                                                                   Stockholders' equity:

                                                                      Common stock                                        33,441,757
 Prepaid expenses                                    1,624,175        Retained earnings                                    9,751,523
 Fixed assets (Note 6)                             116,735,489                                                           -----------
 Goodwill (Note 7)                                  22,513,726
                                                   -----------            Total stockholders' equity                      43,193,280
                                                                                                                         -----------
           Total assets                           $286,431,294
                                                   ===========            Total liabilities and stockholders' equity    $286,431,294
                                                                                                                         ===========



    The accompanying notes are an integral part of the financial statements.

                         SIDER CORP S.A. AND SUBSIDIARY
                   CONSOLIDATED STATEMENT OF INCOME (Note 2.a)
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                (In U.S. dollars)

Net sales                                                   $ 160,891,951
Cost of sales                                                (121,937,749)
                                                            -------------

       Gross margin                                            38,954,202
                                                            -------------
Operating (expenses) income:
   Sales and administrative expenses                           (7,629,932)
   Depreciation                                                (5,096,556)
   Amortization                                                  (592,782)
   Other (expense) income, net                                   (461,107)
                                                            -------------
                                                              (13,780,377)
                                                            -------------

       Operating income                                        25,173,825
                                                            -------------
Other (expense) income:
   Technical fee expense                                       (1,683,183)
   Gain on sale of fixed assets                                 2,865,474
                                                            -------------
                                                                1,182,291
                                                            -------------
Financial (expense) income:
   Interest expense                                           (16,381,032)
   Interest income                                              4,183,698
                                                            -------------
                                                              (12,197,334)
                                                            -------------

       Income before income tax                                14,158,782

Income tax (Note 13)                                             (934,457)
                                                            -------------

       Net income before minority interest                     13,224,325

Minority interest                                                (744,266)
                                                            -------------

       Net income                                           $  12,480,059
                                                            =============

                     The accompanying notes are an integral
                        part of the financial statements.

                         SIDER CORP S.A. AND SUBSIDIARY
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Note 2.a)
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                (In U.S. dollars)

                                                                               Retained earnings
                                                        --------------------------------------------------------------

                                                                       Currency
                                        Common           Legal       translation      Accumulated
                                         stock          reserve       adjustment         results              Total
                                      ----------       ---------    -------------     -------------       ------------
Balance at December 31, 1996          $33,441,757            --        $(316,084)      $  3,131,005       $  2,814,921

    Adjustment                               --              --             --             (269,278)          (269,278)

    Advance payment of dividends             --              --             --           (4,615,385)        (4,615,385)

    Net income for the year                  --              --             --           12,480,059         12,480,059

    Translation adjustment                   --              --         (658,794)              --             (658,794)

    Legal assignation                        --        $5,052,071           --           (5,052,071)              --
                                      -----------      ----------      ---------       ------------       ------------

Balance at December 31, 1997          $33,441,757      $5,052,071      $(974,878)      $  5,674,330       $  9,751,523
                                      ===========      ==========      =========       ============       ============


    The accompanying notes are an integral part of the financial statements.

                         SIDER CORP S.A. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEAR ENDED DECEMBER 31, 1997 (Note 2.a)
                                (In U.S. dollars)


 OPERATING ACTIVITIES:

     Net income                                                               $ 12,480,059
     Adjustments to reconcile net income to cash flows provided by operating activities:
         Adjustment                                                               (269,278)
         Depreciation                                                            5,096,556
         Amortization of goodwill                                                  592,782
         Translation adjustment                                                   (658,794)
         Net changes in assets and liabilities:
            Trade accounts receivable                                           (2,910,329)
            Interest income receivable                                             (54,537)
            Other miscellaneous receivables                                     (6,798,665)
            Inventories                                                        (10,148,831)
            Prepaid expenses and taxes                                          (4,985,559)
            Trade accounts payable                                              26,036,333
            Other miscellaneous payables                                         1,564,378
            Interest payable                                                     1,231,980
            Provision for employees' severance indemnities                          (6,358)
            Other liabilities                                                   (5,092,178)
                                                                              ------------

                  Net cash provided by operating activities                     16,077,559
                                                                              ------------

 INVESTING ACTIVITIES:
    Acquisition of fixed assets                                                (21,985,956)
    Deferred income (Notes 6 and 10, proceeds regarding a sale of
        assets accompanied by a leaseback)                                      19,481,989
    Decrease of fixed assets, net cost                                             798,157
    Goodwill adjustments                                                            77,105
                                                                              ------------

                  Net cash used in investing activities                         (1,628,705)
                                                                              ------------


                                                               (to be continued)

                                                                     (continued)


 FINANCING ACTIVITIES:

    Revolving credit, net                                                       25,685,249
    Long-term debt, net                                                         (7,489,696)
    Minority interest                                                             (402,849)
    Advance payment of dividends                                                (4,615,385)
                                                                              ------------

                  Net cash provided by financing activities                     13,177,319
                                                                              ------------

                  Net increase in cash                                          27,626,173

 CASH AT BANKS AT BEGINNING OF YEAR                                             27,345,304
                                                                              ------------

 CASH AT BANKS AT END OF YEAR                                                 $ 54,971,477
                                                                              ============



                     The accompanying notes are an integral
                        part of the financial statements.

                         SIDER CORP S.A. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                (In U.S.dollars)

1.      ECONOMIC ACTIVITY OF THE COMPANY

        On March 21st., 1996, the Consortium formed by Acerco S.A., Wiese Inversiones Financieras S.A. and Stanton Capital Funding Ldc., each acquired a one third equity share in Sider Corp S.A., which simultaneously acquired 96.46% of Siderperu's common shares from the Peruvian Government.

        Sider Corp S.A. was incorporated in March 1996 to represent and control the above mentioned majority interest in the capital stock of Empresa Siderurgica del Peru S.A. - SIDERPERU (the Subsidiary, SIDERPERU), incorporated in 1971 and manufacturies and trading sales steel and steel related products.

        Inversiones Cofide S.A., is the entity representing the Peruvian Government. Pursuant to the right established by the Peruvian Government for employees participation, Siderperu's employees acquired the balance of 3.54% of Siderperu's share capital. Sider Corp S.A. however, currently owns 97.05% of Siderperu's share capital, after purchasing a portion of the employees' shares during 1996 and 1997.

2.      ACCOUNTING POLICIES AND/OR PRACTICES

        The following is a summary of the significant accounting policies and/or practices followed by the Company in the preparation and presentation of the consolidated financial statements:

        a.  Currency translation and consolidation basis of financial statements

            The statutory books and accounts of the Company are maintained in Peruvian currency (Nuevo sol, S/.); the related statutory consolidated financial statements are restated for inflation in accordance with Peruvian generally accepted accounting principles (Peruvian GAAP). The functional currency of the Company is the United States dollar. Based on the currency translation approach described below, the net exchange adjustment in U.S. dollars arising from translation is included in stockholders' equity under the caption "Translation adjustment".

               The translation of the consolidated financial statements into U.S. dollars was accomplished by translating the balance sheet in nuevos soles at December 31, 1997. Accordingly, inventories, prepaid expenses, fixed assets, goodwill, deferred income, common stock and retained earnings (except the results of operations for the period) were translated at the historical exchange rate in effect at the dates of acquisition or inception. All other assets and liabilities have been translated into U.S.dollars at the exchange rate at December 31, 1997 (S/.2.73 = US$1). The statement of income has been translated at historical monthly average rates of exchange, in effect during the year, except for depreciation and amortization, which were translated on the basis of the initial balance sheet aforementioned at the historical exchange rates in effect on the dates of acquisition or inception of fixed assets and goodwill, respectively.

               The consolidated financial statements comprise the accounts of separate entities Sider Corp S.A. and Subsidiary. All significant intercompany transactions have been eliminated.

               The statement of cash flows excludes the transaction related to the DRI plant for US$20,000,000 which is a non cash item, is presented in Machinery and equipment and its related lease obligation is presented in Long-term debt on the balance sheet.

        b.     Inventories

               Inventories are stated at cost, as determined in Note 2.a, which does not exceed market value. Cost is determined following the average cost method, except for inventories in transit which are valued on the basis of specific cost of acquisition.

        c.     Fixed assets

               Corresponds to fixed assets accounted for at cost, as determined in Note 2.a, at the rescue value established by an appraisal of an independent specialist as of December 31, 1994, before the privatization.

               Assets under capital lease obligations are accounted as fixed assets.

               Maintenance and repair expense is charged to the results of operations as incurred. Replacements and improvements are considered additions to fixed assets.

        d.     Depreciation

               Depreciation of fixed assets is computed based on historical cost, as determined in Note 2.a, following the straight-line method and based on estimated useful lives of the respective assets. Depreciation is charged directly to the results of the period; therefore, it is not included in determining the cost of production.

               Based on a technical appraisal performed by independent specialist, in connection with the acquisition, the estimated useful lives of fixed assets were reassessed as of January 1st., 1996 and for subsequent periods, for statutory financial purposes only.

        e.     Amortization of goodwill

               Goodwill represents the excess cost over the fair value of assets acquired and is being amortized over forty years.

        f.     Provision for employees' severance indemnities

               These are severance indemnities payable which are accrued in full based on Peruvian labor regulations, and correspond to accrued liabilities for November and December 1997.

        g.     Income tax

               Provision for income tax payable was computed in accordance with Peruvian income tax regulations.

        h.     U.S. currency transactions

               Foreign currency balances expressed in U.S.dollars as of December 31, 1997, are as follows:


                  Assets:

                      Cash and cash investments                 $ 54,419,731
                      Trade accounts receivable                   22,063,131
                      Interest  receivable                            89,677
                      Other miscellaneous receivable                  15,000
                                                                ------------
                                                                  76,587,539
                                                                ------------

                  Liabilities:
                      Revolving credit                            22,275,905
                      Trade accounts payable                      61,850,775
                      Other miscellaneous payable                    230,989
                      Interest payable                             6,785,462
                      Long-term debt                             118,507,906
                                                                ------------
                                                                 209,651,037
                                                                ------------

                         Net liabilities                        $133,063,498
                                                                ============

3.      CASH AND CASH INVESTMENTS

         Comprises:

            Petty cash                                 $     2,297
            Cash in bank accounts                        7,850,889
            Cash collateral (Note 10)                   12,917,837
            Cash in term deposits                       33,995,660
            Other                                          204,794
                                                       -----------

                                                       $54,971,477
                                                       ===========

4.      TRADE ACCOUNTS RECEIVABLE

        Includes primarily accounts and notes receivable of US$17,004,000 and US$5,059,000, respectively, which are guaranteed by bank collateral letters.

5.      OTHER MISCELLANEOUS RECEIVABLES

        Includes loans to shareholders of Sider Corp S.A. for US$7,384,615 which will be cancelled by subsequent dividends from SIDERPERU; and loans to employees of US$845,713, pursuant to a labor agreement from the former administration.

6.      FIXED ASSETS

        Comprises the following:

             Cost:

                Land and improvements                       $  1,314,886
                Buildings and improvements                    27,421,545
                Machinery and equipment                      185,374,321
                Furniture and fixtures                         2,118,147
                Construction in progress                      30,725,052
                                                            ------------

                                                             246,953,951
                                                            ------------

             Accumulated depreciation                        130,218,462
                                                            ------------

             Net value                                      $116,735,489
                                                            ============

        In 1996, taking into consideration the significant improvement realized through comprehensive maintenance and refurbishing of most processes, the Company reevaluated the useful lives of fixed assets supported additionally by a technical appraisal prepared by independent specialist. As a result, new estimated useful lives were assigned and have been applied since January 1st., 1996 for statutory purposes. These new lives resulted in the following depreciation rates: buildings and improvements, 1.5 and 3 percent (with 15 years remaining life); machinery and equipment, 5 percent; and furniture and fixtures 5 percent.

        On December 30, 1997, Sider Corp S.A. entered into a sale leaseback transaction where machinery and equipment were sold to a local bank for US$20,000,000 under a capital lease arrangement. Accordingly, the fixed assets and related lease obligation (See Note 10), are reported on the Company's balance sheet. Additionally, Sider Corp S.A. executed a rental contract for the use of this asset by SIDERPERU for a four-year term renewable up to fourteen years for equal monthly installments of US$496,797.

7.      GOODWILL

        Results from the purchase price paid for the acquisition of SIDERPERU's common shares, being higher than the fair value of those shares at the date of acquisition. As of December 31, 1997 comprises the following:

            Goodwill                                                   $ 23,711,274
            Allocation effect of subsequent purchases                      (167,089)
                                                                       ------------

                                                                         23,544,185

            Less accumulated amortization                                (1,030,459)
                                                                       ------------

                                                                       $ 22,513,726
                                                                       ============

8.      OTHER MISCELLANEOUS PAYABLE

        Comprises:

           Other taxes payable                                     $2,531,437
           Vacations, salaries and other personnel payables         1,670,512
           Deposits by customers                                      163,770
           Other accounts payable                                      25,473
           Attorneys fees                                             138,868
                                                                   ----------

                                                                   $4,530,060
                                                                   ==========

9.      OTHER CURRENT LIABILITIES

        Comprises:


           Labor contingencies and downsizing reserves             $1,040,836
           Legal and tax contingencies reserve                        716,291
           Blast furnace maintenance reserve                        1,299,403
           Electricity (monthly reserve)                              839,702
           Technical services provision                                52,894
           Personnel services provision                               165,941
           Freight services provision                                 111,091
           Other provisions                                         1,227,048
           Sundry                                                      99,632
                                                                   ----------

                                                                   $5,552,838
                                                                   ==========


10. LONG - TERM DEBT

        Corresponds mainly to financing from Inversiones Cofide S.A., as representative of Peruvian State for the acquisition of common shares of Empresa Siderurgica del Peru S.A. - SIDERPERU (Note 3); loans in foreign currency from Corporacion Andina de Fomento (CAF) for the Fluids Distribution and Treatment Project; and leased obligation from local bank per leaseback of capital asset (See Note 6). They are summarized as follows:

                                                                                    Current          Non current
                                                                                    portion            portion
                                                                                  ----------         -----------

         Inversiones Cofide S.A. (*)
         -   Loan of US$86,788,111, due annually through
             March 2004, at an annual effective rate of 9.5%                      $3,498,618         $ 83,289,493

         Corporacion Andina de Fomento
         -   Loan (French francs equivalent to US$946,818)
             due semi-annually through August 1999, at annual
             effective rate of 10.065%                                               473,409             473,409

         -   Loan of US$199,834, due semi-annually through August 1999, at current rate during the payment period (in August,
             annual rate was 7.875%)                                                  99,917              99,917

         Leased obligation
         -   Leaseback liability, due monthly through
             December 2001, at annual effective rate of 9.27%                      5,000,000          15,000,000

         Local banks (at variable rates)
         -   Loan due on March 1999                                                       --           2,004,234
         -   Loan due on February 1999                                                    --           4,679,260
         -   Loan due on a renewable year basis                                           --           3,889,649
                                                                                  ----------        ------------

                                                                                  $9,071,944        $109,435,962
                                                                                  ==========        ============


       (*) The Company granted to the Government in guarantee for this loan 164,322,621 common shares of SIDERPERU; additionally, a local bank granted to this Government's financial entity a bank collateral letter for US$25,835,675, equivalent to 20% of the nominal loan balance.

11.    DEFERRED INCOME

       Corresponds to the higher amount established between the capital asset value of US$20,000,000, as disclosed in Note 6, and its related original net cost book value of US$518,011. This deferred income will be applied to the results of operations over the four-year term established in the corresponding leaseback arrangement.

12.     MINORITY INTEREST

        Corresponds to 2.95% of SIDERPERU's share capital, and with a participation in retained earnings as follows:

           Common stock                                          $3,183,702
           Retained earnings                                         79,703
                                                                 ----------

                                                                 $3,263,405
                                                                 ==========

13.     TAX SITUATION

        In accordance with current tax legislation, the Company computes its provision for income tax based on taxable income. SIDERPERU's tax loss carryforward as of December 31, 1997 is S/.213,703,260 (equivalent to US$78,279,582 at that date) and will be used to offset the resulting taxable income for the year 1998; the loss carryforwards expire at the end of 1998 and any remaining amounts cannot be utilized.

14.     ENVIRONMENTAL MATTERS

        The Code of Environmental and Natural Resources was issued, by Legislative Decree No. 611 on September 8, 1990. This decree establishes that all projects of labor and/or activity that could cause damages to the environment, require a study on the environmental impact and are subject to approval by competent authority. A study for SIDERPERU was completed and approved by competent authority, on a prebid basis, providing a ten-year period for compliance with reasonable standards.

15.     LEGAL RESPONSIBILITIES FOR CONTINGENCIES

        The purchase-sale contract of SIDERPERU's share capital, between Inversiones Cofide S.A. and Sider Corp S.A., established a maximum limit of responsibilities for Sider Corp S.A. of up to US$5,000,000 for legal, commercial, labor contingencies and concepts regarding environmental problems but excluding tax situations. Inversiones Cofide S.A. will, therefore, indemnify Sider Corp S.A. for any amounts above the US$5,000,000 limit and will be responsible for any payment in excess of that amount. This indemnification extends for eight years from transfer (March 21, 1996). As of December 31, 1997, US$1,835,554 was reported to ICSA as applicable indemnities under the US$5 million limit.

        Likewise, this contract establishes that Inversiones Cofide S.A. will assume any taxable debt incurred prior to this closing date, inclusively.

16.     AGREEMENT OF JURIDICAL STABILITY

        On March 21st., 1996, Sider Corp S.A. suscribed with the Peruvian State an agreement of juridical stability for a ten year-period in conformity with Legislative Decrees Nos.662 and 757. This agreement relates to the investment made on March 21st., 1996 for US$33,428,936 at Sider Corp S.A. and establishes, mainly, for Sider Corp S.A.'s shareholders (as investors) and Sider Corp S.A. (as recipient of investors' contributions) the following:

        - Stability in the tax regime on income tax and nonwithholding is applicable on dividends.
        -   Stability in the labor regime on hiring personnel.
        -   Stability in the regime on exports promotion.

17.     INVESTMENT COMMITMENT

        In accordance with the purchase-sale contract of SIDERPERU's share capital, Sider Corp S.A. has an investment commitment with the Peruvian government to make a minimum investment over a four - year period for the expansion and modernization of SIDERPERU's manufacturing processes, for an amount of US$30 million. During 1996 and 1997 the investment amounts were approximately US$3 and US$27 million, respectively.


                               ------------------

                       REPORT OF INDEPENDENT ACCOUNTS ON
                         FINANCIAL STATEMENTS SCHEDULES

To the Board of Directors
  of GS Technologies Corporation

Our audits of the consolidated financial statements referred to in our report dated February 20, 1998 appearing on page F-1 of this Annual Report on Form 10-K also included an audit of the Financial Statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth herein when read in conjunction with the related consolidated financial statements.

Price Waterhouse LLP
Charlotte, North Carolina
February 20, 1998

                                                                      SCHEDULE 1

                          GS TECHNOLOGIES CORPORATION

             CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1996           1997
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $    637       $     15
  Other receivables.........................................         135             63
  Receivable from affiliates
  Recoverable income taxes..................................       6,606            137
  Deferred Income Taxes.....................................                        853
                                                                --------       --------
          Total current assets..............................       7,378          1,068
Investment in consolidated subsidiaries.....................     123,525        111,155
Investment in joint ventures................................       8,970          8,585
                                                                --------       --------
          Total assets......................................    $139,873        120,808
                                                                ========       ========
                          LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current portion of long-term debt
  Payables and accrued liabilities..........................       4,025          2,971
                                                                --------       --------
          Total current liabilities.........................       4,025          2,971
Long-term debt
Deferred income taxes payable...............................      21,692         19,109
Other long-term liabilities.................................       1,395          3,567
                                                                --------       --------
          Total liabilities.................................      27,112         25,647
                                                                --------       --------
Stockholder's equity
  Common Stock, $.01 par value, 1,000 shares authorized, and
     100 shares issued and outstanding at December 31, 1996
     and 1997...............................................           1              1
  Additional paid-in capital................................     132,166        132,166
  Retained earnings (accumulated deficit)...................     (17,729)       (33,845)
  Cumulative translation adjustment.........................      (1,677)        (3,161)
                                                                --------       --------
          Total stockholder's equity........................     112,761         95,161
                                                                --------       --------
          Total liabilities and stockholder's equity........    $139,873        120,808
                                                                ========       ========

                  See notes to Condensed Financial Information

                                                                      SCHEDULE I

                          GS TECHNOLOGIES CORPORATION

             CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY
                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              1995           1996           1997
                                                          ------------   ------------   ------------
Equity in income of consolidated subsidiaries..........     $ 6,484        $10,385        $(12,093)
Equity in income of joint ventures.....................       2,875          3,421           1,530
Other, net.............................................        (120)        (1,853)         (1,262)
                                                            -------        -------        --------
Income before income tax...............................       9,239         11,953         (11,825)
Income tax provision...................................      (3,110)        (5,518)         (4,291)
                                                            -------        -------        --------
          Net income...................................     $ 6,129        $ 6,435        $(16,116)
                                                            =======        =======        ========

                  See notes to Condensed Financial Information

                                                                      SCHEDULE I

                          GS TECHNOLOGIES CORPORATION
             CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                         YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                        DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                            1995            1996            1997
                                                        ------------    ------------    ------------
OPERATING ACTIVITIES:
  Net income........................................      $  6,129        $  6,435        $(16,116)
  Adjustment to reconcile net income to net cash
     provided by (used in) operating activities:
     Equity in income of consolidated
       subsidiaries.................................        (6,484)        (10,385)         12,093
     Equity in income of joint ventures.............        (2,875)         (3,421)         (1,530)
     Dividends from joint ventures..................         1,228           3,141           1,018
     Deferred income taxes..........................         1,386          10,085          (3,436)
     Changes in operating assets and liabilities:
       Receivables..................................                           913             272
       Payables and accrued liabilities.............        (1,048)         (5,289)             79
       Income taxes.................................           632          (6,606)          6,469
       Other........................................                         1,506             498
                                                          --------        --------        --------
       Net cash provided by (used in) operating
          activities................................        (1,032)         (3,621)           (653)
                                                          --------        --------        --------
INVESTING ACTIVITIES:
  Investment in consolidated subsidiaries...........       (30,000)        (11,849)        (10,730)
  Dividends received from consolidated
     subsidiaries...................................                        16,778          10,761
  Cash received from Armco, net.....................         1,922                              --
  Change in receivable/payable to affiliates........        (1,767)          1,727              --
                                                          --------        --------        --------
     Net cash provided by (used in) investing
       activities...................................       (29,845)          6,656              31
                                                          --------        --------        --------
FINANCING ACTIVITIES:
  Repayments of long-term debt......................                        (2,400)             --
  Issuance of stock.................................                                            --
  Distributions to stockholders.....................        (5,543)                             --
  Distributions to warrantholder....................                                            --
  Contribution from GSI.............................        30,000                              --
                                                          --------        --------        --------
     Net cash provided by (used in) financing
       activities...................................        24,457          (2,400)             --
                                                          --------        --------        --------
Net increase (decrease) in cash and cash
  equivalents.......................................        (6,420)            635            (622)
CASH AND CASH EQUIVALENTS:
  Beginning of period...............................         6,422               2             637
                                                          --------        --------        --------
  End of period.....................................      $      2        $    637        $     15
                                                          ========        ========        ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Non-cash equity contributions from GSI............      $102,000
  Non-cash investment in subsidiaries...............      $102,000        $ 22,300

                  See notes to Condensed Financial Information

                                                                      SCHEDULE I

                          GS TECHNOLOGIES CORPORATION
             NOTES TO SCHEDULE 1 -- CONDENSED FINANCIAL INFORMATION
                             OF THE PARENT COMPANY
                             (DOLLARS IN THOUSANDS)

NOTE 1  BASIS OF PRESENTATION

The accompanying condensed financial information has been presented pursuant to Rule 5-04(c) of Regulation S-X. The notes to the audited consolidated financial statements contained elsewhere in this Form 10-K reflect all disclosures required by generally accepted accounting principles. Such information has not been separately disclosed in this schedule.

NOTE 2 RESTRICTED ASSETS

GST owns 100% of the common stock of GS Technologies Operating Co., Inc. ("GSTOC"). Inversiones en Molienda (Chile) ("Inversiones"), Acerco S.A. (Peru), GST Europa SpA (Italy), ME International ("MEI"), and other various joint ventures and subsidiaries.

At December 31, 1997 and 1996, GSTOC and MEI, had long-term debt instruments that contained various covenants which, among other things, restrict the payment of dividends to GST. There were no restrictions for dividend payments from the other subsidiaries to GST.

                                                                     SCHEDULE II

                          GS TECHNOLOGIES CORPORATION
                   VALUATION AND QUALIFYING ACCOUNTS RESERVES

                                                              ADDITIONS
                                                       -----------------------
                                          BALANCE AT                CHARGED TO                BALANCE AT
                                          BEGINNING    CHARGED TO     OTHER                     END OF
DESCRIPTION                               OF PERIOD     EXPENSE      ACCOUNTS    DEDUCTIONS     PERIOD
-----------                               ----------   ----------   ----------   ----------   ----------
Year ended December 31, 1996
  Allowance for doubtful accounts.......    $2,382        $367                     $(921)       $1,828
Year ended December 31, 1997
  Allowance for doubtful accounts.......    $1,828        $457                     $(447)       $1,838

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of March, 1998.


                                             GS Technologies Corporation and
                                             GS Technologies Operating Co., Inc.


                                             By: /s/ Luis E. Leon
                                                 -------------------------------
                                                 Luis E. Leon, Senior Vice
                                                 President-Finance and
                                                 Administration, Chief Financial
                                                 Officer and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                          Title                                  Date

/s/ Mark G. Essig                   Chief Executive Officer (Principal
----------------------------        Executive Officer), President and Director
Mark G. Essig


/s/ Roger R. Regelbrugge            Chairman and Director
----------------------------
Roger R. Regelbrugge


/s/ Luis E. Leon                    Senior Vice President - Finance
----------------------------        and Administration, Chief
Luis E. Leon                        Financial Officer and Treasurer
                                    (Principal Financial Office)


/s/ David O. Shelley                Vice President and Controller
----------------------------        (Principal Accounting Officer)
David O. Shelley


/s/ Paul B. Edgerley                Director
----------------------------
Paul B. Edgerley


/s/ John J. O'Malley                Director
----------------------------
John J. O'Malley

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT
SECTION 12 OF THE ACT.


No annual report or proxy soliciting materials has been provided to security holders as of the date of filing of this annual report on Form 10-K. The Company may subsequently provide an annual report to security holders and will provide the Commission with copies of any such report. The Company does not plan to send a proxy statement, form of proxy or other proxy soliciting material to its security holders during 1998.