Form 10-Q
period 1998-03-31
GS TECHNOLOGIES OPERATING CO INC
filed 1998-05-04
CIK 925906

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
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

                               Yes [X]   No [ ]


         There were 100 shares of GS Technologies Operating Co., Inc. Common Stock, par value $.01 per share, outstanding at May 1, 1998. There were 100 shares of GS Technologies Corporation Common Stock, par value $.01 per share, outstanding at May 1, 1998.

         This document consists of 15 sequentially numbered pages.

================================================================================

PART I. FINANCIAL INFORMATION (UNAUDITED)

GS Technologies Corporation (the "Company" or "GST") a wholly-owned subsidiary of GS Industries ("GSI"), is the largest producer of steel wire rod in North America and of grinding media and mill liners for the worldwide mining industry as well as a leading producer of certain wire products for the U.S. and export markets. GST has fully and unconditionally guaranteed two series of senior notes totaling $250 million aggregate principal amount issued by its wholly-owned subsidiary, GS Technologies Operating Co., Inc. ("GSTOC").

FORWARD-LOOKING STATEMENTS

The forward-looking statements, included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Words such as "expects", "anticipates", "believes" and "intends", variations of such words and similar expressions are intended to identify such forward-looking statements. Actual results could differ from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to, the factors discussed in that section. Forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.

INDEX

       ITEM                                                                              PAGE

        (1)   Unaudited Consolidated Financial Statements of the Company

              Unaudited Consolidated Statements of Operations for the Three Months
              ended March 31, 1997 and March 31, 1998                                     3

              Unaudited Consolidated Balance Sheets as of December 31, 1997
              and March 31, 1998                                                          4

              Unaudited Consolidated Statements of Cash Flows for the Three Months
              ended March 31, 1997 and March 31, 1998                                     5

              Notes to Unaudited Consolidated Financial Statements                        6

        (2)   Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                      11

                           GS TECHNOLOGIES CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                             (Dollars in thousands)




                                                               Three Months Ended
                                                          ----------------------------
                                                           March 31,         March 31,
                                                             1997               1998
                                                          ---------          ---------

Net sales                                                 $ 208,883          $ 216,690

Operating costs and expenses:
     Cost of products sold                                  176,989            184,783
     Selling, general and administrative expenses            11,550             10,942
     Depreciation and amortization                            7,209              7,665
                                                          ---------          ---------
                                                            195,748            203,390
                                                          ---------          ---------

Operating profit                                             13,135             13,300

Other income (expense):
     Interest expense, net                                  (10,200)           (10,139)
     Equity in income (loss) of joint ventures                1,816                (97)
     Fees from joint ventures                                   887              1,179
     Other, net                                                 386                431
                                                          ---------          ---------
                                                             (7,111)            (8,626)
                                                          ---------          ---------

Income from continuing operations  before
  income tax                                                  6,024              4,674

Income tax provision                                         (3,071)            (2,014)
                                                          ---------          ---------

Income from continuing operations                             2,953              2,660

Discontinued operations (Note 3):
     Income from discontinued operations,
       net of taxes                                           1,402
     Loss on disposal of discontinued operations,
       net of taxes                                         (23,965)
                                                          ---------          ---------
                                                            (22,563)
                                                          ---------          ---------

Net income (loss)                                         $ (19,610)         $   2,660
                                                          =========          =========



            See notes to unaudited consolidated financial statements

                           GS TECHNOLOGIES CORPORATION
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)


                                                                                December 31,        March 31,
                                                                                   1997               1998
                                                                                 ---------          ---------
ASSETS
Current assets:
   Cash and cash equivalents                                                     $   3,362          $   3,745
   Receivables less allowance for doubtful accounts                                 94,768            107,932
   Receivable from related party                                                     6,484              8,532
                                                                                 ---------          ---------
      Total receivables                                                            101,252            116,464
                                                                                 ---------          ---------
   Inventories                                                                     144,063            146,451
   Prepaid expenses and other current assets                                         6,495              6,379
   Deferred tax benefit                                                              1,023                849
                                                                                 ---------          ---------
     Total current assets                                                          256,195            273,888

Investments in joint ventures                                                       41,639             46,767
Properties, net                                                                    260,957            257,914
Acquisition premium                                                                 60,713             60,311
Other assets                                                                        26,773             26,025
                                                                                 ---------          ---------
     Total assets                                                                $ 646,277          $ 664,905
                                                                                 =========          =========


LIABILITIES AND STOCKHOLDER'S EQUITY Current liabilities:
   Notes payable                                                                 $  10,794          $  11,672
   Current portion of long-term debt                                                   500                513
   Income Taxes Payable                                                              1,261              1,672
   Payables and accrued liabilities                                                138,099            155,017
                                                                                 ---------          ---------
     Total current liabilities                                                     150,654            168,874

Long-term debt                                                                     334,888            331,586
Post retirement benefit obligations other than pensions                             26,848             27,415
Deferred income taxes payable                                                        7,098              8,054
Other long-term liabilities                                                         31,628             31,711
Commitments and contingencies (Note 8)
                                                                                 ---------          ---------
     Total liabilities                                                             551,116            567,640
                                                                                 ---------          ---------

Stockholder's equity:
   Common Stock, $.01 par value, 1,000 shares authorized, and 100 shares issued and outstanding at December 31, 1997 and March
      31, 1998                                                                           1                  1
   Additional paid in capital                                                      132,166            132,166
   Accumulated deficit                                                             (33,845)           (31,185)
   Cumulative translation adjustment                                                (3,161)            (3,717)
                                                                                 ---------          ---------
     Total stockholder's equity                                                     95,161             97,265
                                                                                 ---------          ---------
     Total liabilities and stockholder's equity                                  $ 646,277          $ 664,905
                                                                                 =========          =========




            See notes to unaudited consolidated financial statements

                           GS TECHNOLOGIES CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                 Three Months Ended
                                                                               ---------------------------
                                                                                March 31,        March 31,
                                                                                  1997              1998
                                                                                --------          --------
OPERATING ACTIVITIES:
   Net income (loss)                                                            $(19,610)         $  2,660
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                                 7,209             7,665
     Loss on disposal of discontinued operations                                  23,965
     Net cash from discontinued operations                                        (3,095)
     (Gain) loss on disposal of properties                                            (1)              (78)
     Deferred income taxes                                                           477             1,130
     Equity in (income) loss of joint ventures                                    (1,816)               97
     Dividends from joint ventures                                                   182             1,198
     Post retirement benefit obligations accrued in excess of cash paid              302               567
     Changes in operating assets and liabilities:
         Receivables                                                               8,878           (15,212)
         Inventories                                                              (1,341)           (2,388)
         Payables and accrued liabilities                                         (4,217)           16,918
         Income taxes                                                                959               411
         Other                                                                      (146)              875
                                                                                --------          --------
           Net cash provided by operating activities                              11,746            13,843
                                                                                --------          --------

INVESTING ACTIVITIES:
   Purchase of properties                                                         (7,345)           (4,483)
   Investment in joint ventures                                                     (497)           (6,447)
   Proceeds from disposal of properties                                               13               437
                                                                                --------          --------
           Net cash used in investing activities                                  (7,829)          (10,493)

FINANCING ACTIVITIES:
   Borrowings under long-term debt arrangements                                   52,371            55,525
   Repayments on long-term debt                                                  (51,170)          (58,814)
   Proceeds from (payments on) notes payable, net                                 (3,078)              878
                                                                                --------          --------
           Net cash provided by (used in) financing activities                    (1,877)           (2,411)
                                                                                --------          --------

Effect of exchange rate changes on cash                                             (113)             (556)
                                                                                --------          --------
Net increase (decrease) in cash and cash equivalents                               1,927               383

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                             7,747             3,362
                                                                                --------          --------
   End of period                                                                $  9,674          $  3,745
                                                                                ========          ========

SUPPLEMENTAL DISCLOSURE OF CASH  FLOW INFORMATION:
   Cash paid during the period for interest                                     $ 10,425          $ 10,523
   Cash paid during the period for taxes                                        $    145          $    489




            See notes to unaudited consolidated financial statements

                           GS TECHNOLOGIES CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, unless otherwise noted)

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

2.   FINANCIAL STATEMENT NOTES

Reference is made to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 for a summary of significant accounting policies and other information, the substance of which has not changed materially as of March 31, 1998, unless otherwise noted herein.

3.   DISCONTINUED OPERATIONS

In 1997, the Company sold Georgetown Wire Company, Inc. and Tree Island Industries, Ltd. (the "West Coast Wire Business") resulting in an estimated loss on disposition of $24.0 million, net of taxes. Accordingly, the results of operations, cash flows and net assets of this business have been classified as discontinued operations for all periods presented. The West Coast Wire Business had combined annual sales of $124.3 million and net earnings of $2.4 million in 1996.

4.   INVENTORIES

Inventories consist of the following:

                                                          December 31,        March 31,
                                                             1997               1998
                                                           ---------          ---------
Inventories at FIFO and average cost:
     Finished and semi-finished                            $  81,871          $  86,830
     Raw materials                                            60,870             58,664
                                                           ---------          ---------
          Total                                              142,741            145,494
                                                           ---------          ---------

Inventories at LIFO:
     Finished and semi-finished                                1,382                997
     Adjustment to state inventories at LIFO value               (60)               (40)
                                                           ---------          ---------
          Total                                                1,322                957
                                                           ---------          ---------
                                                           $ 144,063          $ 146,451
                                                           =========          =========

The carrying value of inventories approximates replacement cost.

                           GS TECHNOLOGIES CORPORATION
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 (Dollars in thousands, unless otherwise noted)

5.   JOINT VENTURES

The Company is a 50% shareholder in a Direct Reduced Iron (DRI) joint venture which started operations January, 1998. This DRI facility is expected to produce approximately 1.2 million metric tons of DRI annually. DRI is a substitute for steel scrap used in the company's steel making facilities. The Company has made equity contributions of $20 million ($6.4 million in the first quarter of 1998) and under certain circumstances, the Company may be required to make an additional equity contribution of up to $7.5 million. The Company is also party to a DRI purchase agreement with this joint venture to purchase up to 600,000 metric tons of DRI annually.

All joint ventures are invoiced technical service fees pursuant to technology and management support agreements. These amounts are included in the accompanying income statements as a separate component of other income.

6.   PAYABLES AND ACCRUED LIABILITIES

Payables and accrued liabilities consist of the following:

                                                     December 31, 1997    March 31, 1998
                                                     ------------------  -----------------
Trade payables                                       $        86,015     $      102,840
Salaries and wages                                            12,936             12,274
Accrued interest payable                                      10,509              9,709
Other                                                         28,639             30,194
                                                     ==================  =================
                                                     $       138,099     $      155,017
                                                     ==================  =================

7.   NOTES PAYABLE

Notes payable of $11.7 million consists of short-term revolving credit facilities in Chile and Peru.

                           GS TECHNOLOGIES CORPORATION
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 (Dollars in thousands, unless otherwise noted)

8.   COMMITMENTS AND CONTINGENCIES

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

INDEMNIFICATIONS FROM ARMCO

As part of the Purchase and Sale Agreement with Armco, the Company has been indemnified by Armco for certain environmental issues at certain of its facilities.

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

The Company has several environmental issues currently under discussion with various federal and local agencies, some of which involve compliance and/or remediation at certain properties. The Company records certain operating expenses for environmental compliance, testing and other environmental related costs as expenses when incurred. When it has been possible to determine reasonable estimates of liabilities related to environmental issues, based upon information from engineering and environmental specialists, the Company has made provisions and accruals. At March 31, 1998, $2.6 million was accrued for environmental related issues. The Company believes, based upon information currently available to management that it will not require expenditures to maintain compliance with environmental requirements which would have a material adverse effect on its financial condition, results of operations or competitive position.

                           GS TECHNOLOGIES CORPORATION
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 (Dollars in thousands, unless otherwise noted)

LABOR RELATIONS

A significant portion of the Company's employees are covered by collective bargaining agreements negotiated with various unions. These agreements expire at various times. In the course of previous contract negotiations, the Company has on occasion been affected by work stoppages.

During 1997 the Company's results were adversely impacted by a ten week work stoppage at its Kansas City facility (April 2 -June 13, 1997) and a four week work stoppage at its Georgetown facility (December 5, 1997 - January 7, 1998). Long term agreements are now in place at both facilities.

The Company's collective bargaining agreement at the Jacksonville, Florida facility is due to expire on April 30, 1998. The Company is currently in discussions with the USWA.

9.     GEOGRAPHIC INFORMATION

Financial information, by geographic region, for the Company is presented below. United States includes GSTOC and MEI. South America is principally comprised of the Company's operations in Chile and Peru. Europe and Other includes the Company's operations in Europe (principally Italy), and other joint venture interests around the world.


                                                    March 31, 1998 and the three months ended March 31, 1998
                                               -------------------------------------------------------------------
                                                   United           South             Europe
                                                   States          America          and Other          Total
                                               ---------------  ---------------   ---------------  ---------------
Net sales                                      $   187,590      $     26,830      $      2,270     $    216,690
Equity in income (loss) of joint ventures             (838)              757               (16)             (97)
Operating Profit                                     9,595             3,664                41           13,300
Net Income (loss)                                   (1,288)            3,655               293            2,660
Identifiable assets                                580,562            73,357            10,986          664,905
Total liabilities                                  520,604            42,821             4,215          567,640
Net assets                                          59,958            30,536             6,771           97,265

                                                               Three months ended March 31, 1997
                                               -------------------------------------------------------------------
                                                   United           South             Europe
                                                   States          America          and Other          Total
                                               ---------------  ---------------   ---------------  ---------------
Net sales                                         $181,390           $21,868            $5,625         $208,883
Equity in income of joint ventures                   1,563                                 253            1,816
Operating profit                                    12,563               360               212           13,135
Net income (loss)                                  (21,582)            1,919                53          (19,610)


                           GS TECHNOLOGIES CORPORATION
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 (Dollars in thousands, unless otherwise noted)

10.    SUMMARIZED FINANCIAL INFORMATION OF GSTOC

GS Technologies Operating Co., Inc. and its subsidiaries ("GSTOC") is a wholly-owned subsidiary of the Company. GSTOC has issued Senior Notes unconditionally guaranteed by the Company. Accordingly, summarized financial information for GSTOC on a stand alone basis is provided below.

                                       December 31,       March 31,
                                           1997             1998
                                         --------         --------
Current assets                           $191,164         $204,995
Noncurrent assets                         337,626          321,170
                                         --------         --------

     Total assets                        $528,790         $526,165
                                         ========         ========

Current liabilities                      $100,405         $114,182
Noncurrent liabilities                    371,485          355,034
                                         --------         --------
     Total liabilities                    471,890          469,216

Common stock, additional paid-in
   capital and retained earnings           56,900           56,949
                                         --------         --------

      Total                              $528,790         $526,165
                                         ========         ========

                                                                   Three Months      Three Months
                                                                      Ended              Ended
                                                                     March 31,         March 31,
                                                                       1997               1998
                                                                    ---------          ---------
Net sales                                                           $ 164,697          $ 167,935
Cost of products sold                                                 142,664            148,180
Selling, general and administrative expenses                            6,515              6,284
Depreciation and amortization                                           6,282              6,630
                                                                    ---------          ---------

     Operating profit                                                   9,236              6,841

Interest expense                                                       (9,904)            (9,761)
Equity in loss of joint venture                                                           (1,253)
Fees from joint ventures                                                1,049              1,296
Other, net                                                                523                 97
                                                                    ---------          ---------
Income (loss) from continuing operations  before income tax               904             (2,780)
Income tax (provision) benefit                                           (302)             1,329
                                                                    ---------          ---------

Income (loss) from continuing operations                                  602             (1,451)

Discontinued operations:
  Income from discontinued operations                                   1,402
  Loss on disposal                                                    (23,965)
                                                                    ---------          ---------
                                                                      (22,563)
                                                                    ---------          ---------

     Net income (loss)                                              $ (21,961)         $   1,451
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

                        SUMMARY STATEMENTS OF OPERATIONS
                        (Dollars in millions, unaudited)

                                                        Three Months Ended
                                                  -------------------------------
                                                  March 31, 1997   March 31, 1998
                                                  --------------   --------------

Net sales                                            $  208.9        $  216.7
Cost of products sold                                   177.0           184.9
Selling, general and administrative expenses             11.6            10.9
Depreciation and amortization                             7.2             7.6
                                                       ------          ------
Operating profit                                         13.1            13.3
Net interest expense (1)                                (10.2)          (10.1)
Other income (2)                                          3.1             1.5
Income tax (provision) benefit                           (3.0)           (2.0)
                                                       ------          ------
Income (loss) from continuing operations                  3.0             2.7
Discontinued operations                                   1.4
Loss on disposal of business                            (24.0)
                                                       ------          ------
Net income                                           $  (19.6)       $    2.7
                                                       ======          ======

(1) - Net interest expense includes interest income, interest expense and $459 of amortization of debt issuance costs.

(2) - Other income includes equity in income (loss) of joint ventures, fees from joint ventures, minority interest and other, net.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997.

DISCONTINUED OPERATIONS. In 1997, the Company sold its West Coast Wire Business resulting in an estimated loss on disposition of $24.0 million, net of taxes. Accordingly, the results of operations of this business have been reclassified as discontinued operations and the following discussion excludes results of this business for all periods presented.

1997 WORK STOPPAGES. The Company's labor contracts for the Kansas City and Georgetown mini-mills expired in March 1997 and December 1997, respectively. When the Company and the USWA were unable to reach accord on the terms of new contracts, the unions in each location stopped working. Management estimates that the ten week work stoppage in Kansas City cost the Company approximately $21.9 million in pre-tax earnings, primarily in the second quarter of 1997. The Georgetown work stoppage, which occurred during the last three weeks of 1997 and the first week of 1998, is estimated to have cost approximately $6.8 million in pre-tax earnings, primarily in the fourth quarter of 1997.

NET SALES. Net sales increased by $7.8 million over first quarter 1997 to $216.7 million. The Company generated new sales of $7.1 in 1998 from DRI purchased for resale from the Company's 50% owned DRI joint venture. This joint venture completed construction of its plant and commenced production of DRI in January 1998. Due to start-up production costs, initial sales of DRI by the company were at unfavorable margins. As the facility ramps-up to its rated capacity of 1.2 million metric tons, it is anticipated that margins will improve.

Wire rod sales were up $5.4 million to $111.6 million for the first quarter of 1998 reflecting the combination of a $20 per ton improvement in average selling price and a reduction in volume of approximately 3,500 tons. The reduction in shipments reflects the Georgetown work stoppage during the first week of 1998, partially offset by improvements in the Kansas City rod mill performance.

Grinding media sales were $49.4 million in the first quarter of 1998 compared to $51.0 million in 1997. Shipments of grinding media in the 1st quarter 1997 were high due to the prospect of a work stoppage in Kansas City. As a result, worldwide grinding media shipments were below shipments for the same period in 1997, despite continued strength in the South American market. The net decrease in volume was partially offset by a net world-wide increase in average selling prices of $7 per ton.

The Company's wire products sales were down $.9 million for the first quarter of 1998 compared to the first quarter of 1997 reflecting continued competition from imports and weather related delays in construction activity. Additionally, the Company has increased its internal consumption of billets and had no third party sales of billets in the first quarter of 1998. In the first quarter of 1997, the Company sold 21,300 tons of billets to third parties.

COST OF PRODUCTS SOLD AND GROSS MARGINS. Cost of products sold as a percent of net sales increased to 85.3% in 1998 from 84.7% in 1997. Margins were impacted by 1) the work stoppage at Georgetown, 2) the reduction in domestic grinding media volume, 3) higher production conversion costs, and 4) AIR's start-up production costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the quarter have decreased as a percent of net sales to 5.0% from 5.5% as the Company continues to closely monitor costs.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the first quarter increased by $.4 million to $7.6 million. This increase results from capital additions and improvements.

NET INTEREST EXPENSE. Net interest expense of $10.1 million for the first quarter remained relatively unchanged with the $10.2 million for the same quarter of 1997.

OTHER INCOME. Other income, which is primarily equity in income (loss) of joint ventures and fees from joint ventures, decreased to $1.5 million for 1998 compared to $3.1 million for 1997 due primarily to inclusion in first quarter 1998 of an equity loss from AIR operations of $1.3 million. The selling price of AIR's DRI to the joint venture partners was designed to "pass through" debt service principal payments and all operating costs except depreciation.

INCOME TAX PROVISION/BENEFIT. The Company recorded an income tax provision of $2.0 million on pre-tax earnings from continuing operations of $4.7 million for the first quarter of 1998 at an effective rate of 43.1%. This compares to an income tax provision of $3.1 million on a pre-tax earnings from continuing operations of $6.0 million for the first quarter of 1997 at an effective rate of 51.1%. The effective rate remains high due primarily to limitations on the Company's ability to utilize foreign tax credits and the nondeductibility of amortization expense associated with the premium recorded in connection with the GII acquisition.

INCOME (LOSS) FROM CONTINUING OPERATIONS. As a result of the factors discussed above, the Company had income from continuing operations of $2.7 million for the first quarter of 1998 compared to income from continuing operations of $3.0 million for the first quarter of 1997.

NET INCOME (LOSS). Due to the loss on the disposal of the West Coast Wire Business, the Company recorded a net loss for the first quarter of 1997 of $19.6 million compared to net income of $2.7 million for the first quarter of 1998.

COLLECTIVE BARGAINING AGREEMENT. The Company's collective bargaining agreement at the Jacksonville, Florida facility is due to expire April 30, 1998. The Company has begun discussions with the USWA.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company had total cash and cash equivalents of $3.7 million, an increase of $.4 million from December 31, 1997. Operating activities provided $13.8 million of cash during the three months ended March 31, 1998, composed primarily of net earnings of $2.7 million, non-cash depreciation and amortization of $7.7 million, changes in deferred taxes providing $1.1 million and changes in current assets and liabilities for the quarter providing $1.3 million.

While management believes that funds available from the Company's cash flow from operations and credit facilities will be sufficient, in the aggregate, to fund planned working capital and capital expenditure requirements for the remainder of 1998, management continues to evaluate alternative sources of funds. There are fluctuations in the Company's working capital needs over the course of a year, generally influenced by various factors such as seasonality, inventory levels and the timing of raw material purchases. Due to the cyclical nature of the Company's business, management believes that it is important for the Company to maintain borrowing facilities in excess of working capital requirements.

As part of its strategy to expand its mining products business in South America, the Company has signed an agreement to form a joint venture which will build and operate a mill liner foundry in Santiago, Chile. The Company intends to make equity investments of up to $9.0 million dollars through the end of 1999.

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

Borrowings under the Revolving Credit Facility bear interest at a floating rate. Increases in prevailing rates could adversely affect the Company's cash flow. To the extent that the interest rate on the Revolving Credit Facility increases or the principal amount outstanding increases, there will be corresponding increases in the Company's interest obligations. Under the Revolving Credit Facility, the Company's availability is $120.0 million (subject to a borrowing base limitation). As of March 31, 1998, the unused availability under the Revolving Credit Facility was $87.2 and $9.9 million of letters of credit were outstanding.

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

ENVIRONMENTAL AND TAX CONTINGENCIES AND INDEMNIFICATION

Note 8 to the Company's Unaudited Consolidated Financial Statements is herein incorporated by reference.

PART II. OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         Note 8 to the Company's Unaudited Consolidated Financial Statements is herein incorporated by reference.





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits filed herewith:

                  Exhibit No.             Description
                  -----------             -----------

                  27                      Financial Data Schedule

             (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of May, 1998.


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