Form 10-Q
period 1998-06-30
GS TECHNOLOGIES OPERATING CO INC
filed 1998-08-04
CIK 925906

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998   COMMISSION FILE NUMBER 033-80618

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

         There were 100 shares of GS Technologies Operating Co., Inc. Common Stock, par value $.01 per share, outstanding at August 4, 1998. There were 100 shares of GS Technologies Corporation Common Stock, par value $.01 per share, outstanding at August 4, 1998.

         This document consists of 16 sequentially numbered pages.

================================================================================

PART I. FINANCIAL INFORMATION (UNAUDITED)

GS Technologies Corporation (the "Company" or "GST") a wholly-owned subsidiary of GS Industries, Inc. ("GSI"), is the largest producer of steel wire rod in North America and of grinding media and mill liners for the worldwide mining industry as well as a leading producer of certain wire products for the U.S. and export markets. GST has fully and unconditionally guaranteed two series of senior notes totaling $250 million aggregate principal amount issued by its wholly-owned subsidiary, GS Technologies Operating Co., Inc. ("GSTOC").

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

INDEX

       ITEM                                                                                                      PAGE
        (1)       Unaudited Consolidated Financial Statements of the Company

                  Unaudited Consolidated Statements of Operations for the Three Months
                  and Six Months ended June 30, 1997 and June 30, 1998                                            3

                  Unaudited Consolidated Balance Sheets as of December 31, 1997
                  and June 30, 1998                                                                               4

                  Unaudited Consolidated Statements of Cash Flows for the Six Months
                  ended June 30, 1997 and June 30, 1998                                                           5

                  Notes to Unaudited Consolidated Financial Statements                                            6

        (2)       Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                          11

                           GS TECHNOLOGIES CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                             (Dollars in thousands)




                                                           Three Months Ended               Six Months Ended
                                                       -------------------------       -------------------------
                                                       June 30,        June 30,        June 30,        June 30,
                                                         1997            1998            1997            1998
                                                       ---------       ---------       --------        ---------

Net sales                                              $ 184,515       $ 224,742       $ 393,398       $ 441,432


Operating costs and expenses:
     Cost of products sold                               168,693         203,130         345,682         387,914
     Selling, general and administrative expenses         12,104          10,632          23,654          21,573
     Depreciation and amortization                         7,695           8,133          14,904          15,797
                                                       ---------       ---------       ---------       ---------
                                                         188,492         221,895         384,240         425,284
                                                       ---------       ---------       ---------       ---------

Operating profit (loss)                                   (3,977)          2,847           9,158          16,148

Other income (expense):
     Interest expense, net                               (10,398)        (10,358)        (20,598)        (20,497)
     Equity in income (loss) of joint ventures             1,423              91           3,239              (6)
     Fees from joint ventures                                558             849           1,445           2,028
     Gain on disposition of properties (Note 4)              157           6,340             158           6,418
     Other, net                                               77              43             462             395
                                                       ---------       ---------       ---------       ---------
                                                          (8,183)         (3,035)        (15,294)        (11,662)
                                                       ---------       ---------       ---------       ---------

Income (loss) from continuing operations before
   income tax                                            (12,160)           (188)         (6,136)          4,486

Income tax (provision) benefit                             6,199             104           3,128          (1,909)
                                                       ---------       ---------       ---------       ---------

Income (loss) from continuing operations                  (5,961)            (84)         (3,008)          2,577


Discontinued operations (Note 3):
     Income from discontinued operations,
       net of taxes                                                                        1,402
     Loss on disposal of discontinued operations,
       net of taxes                                                                      (23,965)
                                                       ---------       ---------       ---------       ---------
                                                                                         (22,563)
                                                       ---------       ---------       ---------       ---------

Net income (loss)                                      $  (5,961)      $     (84)      $ (25,571)      $   2,577
                                                       =========       =========       =========       =========



            See notes to unaudited consolidated financial statements

                           GS TECHNOLOGIES CORPORATION
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)


                                                                              December 31,    June 30,
                                                                                  1997          1998
                                                                              ------------    ---------
ASSETS
Current assets:
   Cash and cash equivalents                                                  $   3,362       $  11,456
   Receivables net of allowance for doubtful accounts                            94,768         116,032
   Receivable from related party                                                  6,484           5,723
                                                                              ---------       ---------
     Total receivables                                                          101,252         121,755
                                                                              ---------       ---------
   Inventories                                                                  144,063         134,096
   Prepaid expenses and other current assets                                      6,495           6,664
   Deferred tax benefit                                                           1,023             673
                                                                              ---------       ---------
     Total current assets                                                       256,195         274,644


Investments in joint ventures                                                    41,639          41,014
Properties, net                                                                 260,957         254,772
Acquisition premium                                                              60,713          59,908
Other assets                                                                     26,773          24,710
                                                                              ---------       ---------
     Total assets                                                             $ 646,277       $ 655,048
                                                                              =========       =========


LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Notes payable                                                              $  10,794       $   7,389
   Current portion of long-term debt                                                500             512
   Income taxes payable                                                           1,261           1,209
   Payables and accrued liabilities                                             138,099         147,191
                                                                              ---------       ---------
     Total current liabilities                                                  150,654         156,301


Long-term debt                                                                  334,888         336,374
Post retirement benefit obligations other than pensions                          26,848          27,582
Deferred income taxes payable                                                     7,098           4,733
Other long-term liabilities                                                      31,628          34,021
Commitments and contingencies (Note 9)
                                                                              ---------       ---------
     Total liabilities                                                          551,116         559,011
                                                                              ---------       ---------

Stockholder's equity:
   Common Stock, $.01 par value, 1,000 shares authorized, and
      100 shares issued and outstanding at December 31, 1997 and
      June 30, 1998                                                                   1               1
   Additional paid in capital                                                   132,166         132,166
   Accumulated deficit                                                          (33,845)        (31,268)
   Cumulative translation adjustment                                             (3,161)         (4,862)
                                                                              ---------       ---------
     Total stockholder's equity                                                  95,161          96,037
                                                                              ---------       ---------
     Total liabilities and stockholder's equity                               $ 646,277       $ 655,048
                                                                              =========       =========




            See notes to unaudited consolidated financial statements

                           GS TECHNOLOGIES CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                  Six Months Ended
                                                                             -------------------------
                                                                             June 30,        June 30,
                                                                               1997            1998
                                                                             ---------       ---------
OPERATING ACTIVITIES:
   Net income (loss)                                                         $ (25,571)      $   2,577
   Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization                                              14,904          15,797
     Loss on disposal of discontinued operations                                23,965
     Net cash from discontinued operations                                      (3,095)
     (Gain) on disposition of properties                                          (158)         (6,418)
     Deferred income taxes                                                      (6,573)         (2,016)
     Equity in (income) loss of joint ventures                                  (3,239)              6
     Dividends from joint ventures                                               1,922           6,290
     Post retirement benefit obligations accrued in excess of cash paid            566             734
     Changes in operating assets and liabilities:
         Receivables                                                            14,990         (20,503)
         Inventories                                                               402           9,967
         Payables and accrued liabilities                                      (10,725)          9,094
         Income taxes                                                           (1,711)            (52)
         Other                                                                     897             901
                                                                             ---------       ---------
           Net cash provided by operating activities                             6,574          16,377
                                                                             ---------       ---------

INVESTING ACTIVITIES:
   Proceeds from disposal of discontinued operations                            57,024
   Purchase of properties                                                      (12,165)        (10,021)
   Investment in joint ventures                                                   (497)         (6,538)
   Proceeds from disposal of properties                                            514          11,884
                                                                             ---------       ---------
           Net cash provided by (used in) investing activities                  44,876          (4,675)
                                                                             ---------       ---------

FINANCING ACTIVITIES:
   Borrowings from parent                                                                        4,900
   Borrowings under revolving credit facility                                   93,597         114,634
   Repayments on revolving credit facility                                    (145,609)       (117,784)
   Repayments on long-term debt                                                   (250)           (250)
   Proceeds from (payments on) notes payable, net                                 (237)         (3,407)
                                                                             ---------       ---------
           Net cash used in financing activities                               (52,499)         (1,907)
                                                                             ---------       ---------

Effect of exchange rate changes on cash                                           (489)         (1,701)
                                                                             ---------       ---------
Net increase (decrease) in cash and cash equivalents                            (1,538)          8,094


CASH AND CASH EQUIVALENTS:
   Beginning of period                                                           7,747           3,362
                                                                             ---------       ---------
   End of period                                                             $   6,209       $  11,456
                                                                             =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                                  $  19,837       $  20,421
   Cash paid during the period for taxes                                     $   4,266       $   3,951





            See notes to unaudited consolidated financial statements

                           GS TECHNOLOGIES CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, unless otherwise noted)

1   BASIS OF PRESENTATION

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

2.   FINANCIAL STATEMENT NOTES

Reference is made to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 for a summary of significant accounting policies and other information, the substance of which has not changed materially as of June 30, 1998, unless otherwise noted herein.

3.   DISCONTINUED OPERATIONS

In 1997, the Company sold Georgetown Wire Company, Inc. and Tree Island Industries, Ltd. (the "West Coast Wire Business"). Accordingly, the results of operations, cash flows and net assets of this business have been classified as discontinued operations for all periods presented. The West Coast Wire Business had combined annual sales of $124.3 million and net earnings of $2.4 million in 1996.

4.   PROPERTY DISPOSITIONS

In June 1998, the Company completed the sale of its wholly-owned subsidiary, Tubos Y Alcantarillas S.A., ("Tubos") for $9.5 million resulting in a gain on disposition of $5.2 million. Tubos was created in March 1998, and was capitalized by the Company through the contribution of certain non-strategic assets located in Peru.

In June 1998, the Company sold an idle plant located in Cividale, Italy for $1.9 million resulting in a gain on disposition of $1.1 million. The manufacturing assets from this facility were transferred into an Italian joint venture in October 1996.

5.   INVENTORIES

Inventories consist of the following:

                                                                 December 31,     June 30,
                                                                     1997           1998
                                                                 ------------    ---------
         Inventories at FIFO and average cost:
              Finished and semi-finished                         $  81,871       $  77,669
              Raw materials                                         60,870          55,426
                                                                 ---------       ---------
                   Total                                           142,741         133,095
                                                                 ---------       ---------

         Inventories at LIFO:
              Finished and semi-finished                             1,382           1,061
              Adjustment to state inventories at LIFO value            (60)            (60)
                                                                 ---------       ---------
                   Total                                             1,322           1,001
                                                                 ---------       ---------
                                                                 $ 144,063       $ 134,096
                                                                 =========       =========

The carrying value of inventories approximates replacement cost.

                           GS TECHNOLOGIES CORPORATION
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 (Dollars in thousands, unless otherwise noted)

6.   JOINT VENTURES

The Company has a 50% interest in a Direct Reduced Iron ("DRI") joint venture which started operations January 1998. This DRI facility is expected to produce approximately 1.2 million metric tons of DRI annually. DRI is a substitute for steel scrap used in the Company's steel making facilities. The Company has made equity contributions of $20 million ($6.5 million during 1998) to the joint venture. Under certain circumstances, the Company may be required to make an additional equity contribution of up to $7.5 million. The Company is also party to a DRI purchase agreement with this joint venture to purchase up to 600,000 metric tons of DRI annually.

All joint ventures are invoiced technical service fees pursuant to technology and management support agreements. These amounts are included in the accompanying income statements as a separate component of other income.

7.   PAYABLES AND ACCRUED LIABILITIES

Payables and accrued liabilities consist of the following:

                              December 31,   June 30,
                                 1997          1998
                              ------------  ---------
Trade payables                $ 86,015      $ 94,653
Salaries and wages              12,936        11,593
Accrued interest payable        10,509         9,743
Other                           28,639        31,202
                              --------      --------
                              $138,099      $147,191
                              ========      ========

8.   NOTES PAYABLE

Notes payable of $7.4 million consists of short-term revolving credit facilities in Chile, Peru, and Italy.

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

The Company's subsidiary, Georgetown Steel Corporation, is the defendant in three related suits filed in June 1998 and July 1998 by certain private plaintiffs in the Court of Common Pleas for the County of Georgetown, South Carolina. The plaintiffs allege trespass, nuisance, negligence and violation of State and Federal law in connection with the escape of "mill dust" and gases from Georgetown's steel mill into the atmosphere and onto the plaintiffs' property in Georgetown, South Carolina. The plaintiffs seek certification as a class action in each case. The plaintiffs in these actions seek unspecified actual, compensatory and punitive damages. The Company believes the actions lack merit and intends to defend them vigorously.

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

The Company has several environmental issues currently under discussion with various federal and local agencies, some of which involve compliance and/or remediation at certain properties. The Company records certain operating expenses for environmental compliance, testing and other environmental related costs as expenses when incurred. When it has been possible to determine reasonable estimates of liabilities related to environmental issues, based upon information from engineering and environmental specialists, the Company has made provisions and accruals. At June 30, 1998, $2.7 million was accrued for environmental related issues. The Company believes, based upon information currently available to management that it will not require expenditures to maintain compliance with environmental requirements which would have a material adverse effect on its financial condition, results of operations or competitive position. As part of the Purchase and Sale Agreement with Armco, the Company has been indemnified by Armco for certain environmental issues at certain of its facilities.

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

During 1997 the Company's results were adversely impacted by a ten week work stoppage at its Kansas City facility (April 2 - June 13, 1997). A new long term agreement is now in place at this facility through October 2002.

The Company's collective bargaining agreement at the Jacksonville, Florida facility expired on April 30, 1998. The Company was unable to reach agreement with the union and a work stoppage commenced. The Company re-staffed the facility with permanent replacement workers and production is returning to normal levels. On July 16, 1998, the union notified the Company that striking workers had accepted the Company's final offer that was proposed by management before the work stoppage began. The Company has advised the union that the striking workers will be placed on a recall list for rehire as positions become available in the future.

10.    GEOGRAPHIC INFORMATION

Financial information, by geographic region, for the Company is presented below. United States includes GSTOC and MEI. South America is principally comprised of the Company's operations in Chile and Peru. Europe and Other includes the Company's operations in Europe (principally Italy), and other joint venture interests around the world.


                                                June 30, 1998 and the six months ended June 30, 1998
                                                ----------------------------------------------------
                                                United        South         Europe
                                                States       America      and Other       Total
                                                -------      -------      ---------      -------
Net sales                                       380,690       56,951        3,791        441,432
Operating Profit                                  8,661        7,494           (7)        16,148
Equity in income (loss) of joint ventures          (837)         891          (60)            (6)
Net Income (loss)                                (5,426)       6,506        1,497          2,577
Identifiable assets                             575,667       67,207       12,174        655,048
Total liabilities                               517,961       37,133        3,917        559,011
Net assets                                       57,706       30,074        8,257         96,037



                                                       Six months ended June 30, 1997
                                               -------------------------------------------------
                                                United        South         Europe
                                                States       America      and Other       Total
                                               --------      -------      ---------     --------
Net sales                                      $335,613      $49,608       $8,177       $393,398
Operating profit                                  4,604        4,393          161          9,158
Equity in income of joint ventures                1,526        1,597          116          3,239
Net (loss) income                               (29,906)       4,096          239        (25,571)

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

                                      December 31,   June 30,
                                          1997         1998
                                      ------------  --------
Current assets                        $191,164      $202,124
Noncurrent assets                      337,626       341,155
                                      --------      --------

     Total assets                     $528,790      $543,279
                                      ========      ========

Current liabilities                   $100,405      $106,905
Noncurrent liabilities                 371,485       376,929
                                      --------      --------
     Total liabilities                 471,890       483,834

Common stock, additional paid-in
   capital and retained earnings        56,900        59,445
                                      --------      --------

      Total                           $528,790      $543,279
                                      ========      ========


                                                                    Three Months Ended               Six Months Ended
                                                                -------------------------       -------------------------
                                                                 June 30,        June 30,        June 30,        June 30,
                                                                   1997            1998            1997            1998
                                                                ---------       ---------       ---------       ---------
Net sales                                                       $ 136,003       $ 173,781       $ 300,700       $ 341,716
Cost of products sold                                             131,558         164,574         274,222         312,754
Selling, general and administrative expenses                        6,843           5,995          13,358          12,279
Depreciation and amortization                                       6,733           7,115          13,015          13,745
                                                                ---------       ---------       ---------       ---------

     Operating profit (loss)                                       (9,131)         (3,903)            105           2,938

Interest expense                                                   (9,816)        (10,114)        (19,573)        (19,874)
Equity in loss of joint venture                                                      (659)                         (1,912)
Fees from joint ventures                                              898           1,096           1,947           2,392
Other, net                                                            (76)            160             300             256
                                                                ---------       ---------       ---------       ---------
Income (loss) from continuing operations before income tax        (18,125)        (13,420)        (17,221)        (16,200)
Income tax benefit (provision)                                      6,049           6,416           5,747           7,745
                                                                ---------       ---------       ---------       ---------

Income (loss) from continuing operations                          (12,076)         (7,004)        (11,474)         (8,455)


Discontinued operations:
  Income from discontinued operations                                                               1,402
  Loss on disposal                                                                                (23,965)
                                                                ---------       ---------       ---------       ---------
                                                                                                  (22,563)
                                                                ---------       ---------       ---------       ---------

     Net loss                                                   $ (12,076)      $  (7,004)      $ (34,037)      $  (8,455)
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

                        SUMMARY STATEMENTS OF OPERATIONS
                        (Dollars in millions, unaudited)

                                                   Three Months Ended         Six Months Ended
                                                  ---------------------     ---------------------
                                                  June 30,     June 30,     June 30,     June 30,
                                                    1997         1998         1997         1998
                                                  --------     --------     --------     --------
Net sales                                         $  184.5     $  224.7     $  393.4     $  441.4
Cost of products sold                                168.7        203.1        345.7        387.9
Selling, general and administrative expenses          12.1         10.6         23.6         21.6
Depreciation and amortization                          7.7          8.2         14.9         15.8
                                                  --------     --------     --------     --------
Operating profit                                      (4.0)         2.8          9.2         16.1
Net interest expense (1)                             (10.4)       (10.3)       (20.6)       (20.5)
Gain on disposition of properties                       .2          6.3           .2          6.4
Other income (2)                                       2.0          1.0          5.1          2.5
Income tax (provision) benefit                         6.2           .1          3.1         (1.9)
                                                  --------     --------     --------     --------
Income (loss) from continuing operations              (6.0)         (.1)        (3.0)         2.6
Income from discontinued operations                                              1.4
Loss on disposal of business                                                   (24.0)
                                                  --------     --------     --------     --------
Net income                                        $   (6.0)    $    (.1)    $  (25.6)    $    2.6
                                                  ========     ========     ========     ========

1 - Net interest expense includes interest income, interest expense and $459 and $918 of amortization of debt issuance costs for the quarters and six months, respectively.

2 - Other income includes equity in income (loss) of joint ventures, fees from joint ventures, minority interest and other, net.

DISCONTINUED OPERATIONS. In 1997, the Company sold its West Coast Wire Business resulting in an estimated loss on disposition of $24.0 million, net of taxes. Accordingly, the results of operations of this business have been reclassified as discontinued operations and the following discussion excludes results of this business for all periods presented.

LABOR RELATIONS. The Company's labor contract for the Kansas City mini-mill expired in March 1997. When the Company and the USWA were unable to reach accord on the terms of a new contract, the union commenced a work stoppage. Management estimates that the ten week work stoppage in Kansas City cost the Company approximately $21.9 million in pre-tax earnings in the second quarter of 1997.

The Company's collective bargaining agreement at the Jacksonville, Florida facility expired on April 30, 1998. The Company was unable to reach agreement with the union and a work stoppage commenced. The Company re-staffed the facility with permanent replacement workers and production is returning to normal levels. On July 16, 1998, the union notified the Company that the striking workers had accepted the Company's final offer that was proposed by management before the work stoppage began. The Company has advised the union that the striking workers will be placed on a recall list for rehire as positions become available in the future.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997.

NET SALES. Net sales increased by $48 million to $441.4 million in the first half of 1998 compared to the first half of 1997. The Company generated new sales of $18.3 million in 1998 from DRI purchased for resale from the Company's 50% owned DRI joint venture. This joint venture completed construction of its plant and commenced production of DRI in January 1998. Due to falling scrap prices and production interruptions, sales of DRI by the company are currently at unfavorable margins. As the facility ramps-up to its rated capacity of 1.2 million metric tons, it is anticipated that margins will improve.

Wire rod sales were up $28.4 million to $219.5 million for the first six months of 1998 compared to $191.1 million for the first six months of 1997. For the first half of 1997, wire rod shipping volume of 567,000 tons, was below normal levels due to the Kansas City work stoppage. Shipments for the comparable period of 1998 were 641,000 tons.

Grinding media sales were $101.8 million in the first six months of 1998 compared to $97.9 million in 1997. Worldwide grinding media shipments for the first half of 1998 increased 6,070 tons over the prior year and average worldwide selling prices were up $5 per ton.

The Company's wire products sales were down $1.7 million for the first six months of 1998 compared to the first six months of 1997 reflecting the impact of the work stoppage, continued competition from imports and weather related delays in construction activity. Additionally, the Company has increased its internal consumption of billets and billet sales to third parties have decreased by $5.2 million.

COST OF PRODUCTS SOLD AND GROSS MARGINS. Cost of products sold as a percent of net sales remained constant at 87.9% for each of the six-month periods as conversion costs for wire rod and grinding media continue at higher than normal levels.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the first half have decreased as a percent of net sales to 4.9% in 1998 from 6.0% in 1997.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the first six months increased by $0.9 million to $15.8 million. This increase results from capital additions and improvements.

NET INTEREST EXPENSE. Net interest expense of $20.5 million for the first half remained relatively constant with the $20.6 million for the same period of 1997.

GAIN ON DISPOSITION OF PROPERTIES. In June 1998, the Company recognized a gain of $6.4 million on the disposition of properties, primarily an idle facility in Italy and certain assets in Peru.

OTHER INCOME. Other income, which is primarily equity in income (loss) of joint ventures and fees from joint ventures, decreased to $2.5 million for 1998 compared to $5.1 million for 1997 due primarily to the inclusion in the first half of 1998 of an equity loss from start up operations at the DRI joint venture in Louisiana of $1.9 million.

INCOME TAX PROVISION/BENEFIT. The Company recorded an income tax provision of $1.9 million on pre-tax earnings from continuing operations of $4.5 million for the first six months of 1998 at an effective rate of 42.5%. This compares to an income tax benefit of $3.1 million on a pre-tax loss from continuing operations of $6.1 million for the first six months of 1997 at an effective rate of 50.9%. The effective rate remains high due primarily to the mix of U.S. and foreign source income, limitations on the Company's ability to utilize foreign tax credits and the nondeductibility of acquisition premium amortization expense. The decrease in the effective rate in 1998 results from a change in the mix of U.S. and foreign earnings.

INCOME (LOSS) FROM CONTINUING OPERATIONS. As a result of the factors discussed above, the Company had net income of $2.6 million for the first half of 1998 compared to a loss from continuing operations of $3.0 million for the first half of 1997.

NET INCOME (LOSS). Due to the loss on the disposal of the West Coast Wire Business, the Company recorded a net loss for the first six months of 1997 of $25.6 million compared to net income of $2.6 million for the first six months of 1998.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997.

NET SALES. Net Sales for the second quarter of 1998 were $244.7 million compared to $184.5 million for the second quarter of 1997. As discussed above, this increase is primarily related to the 1997 Kansas City work stoppage.

Wire rod sales for the second quarter of 1998 were up $22.9 million to $107.8 million compared to the same period of 1997. An increase in wire rod shipments of 77,800 tons was partially offset by a significant ($12 per ton) decrease in average selling prices.

Grinding media sales were $52.4 million for the second quarter of 1998 compared to $46.9 million in 1997. Worldwide grinding media shipments for the three months ended June 30, 1998 were at the highest level in the Company's history reaching approximately 110,000 tons and average selling prices were up $3 per ton quarter to quarter.

COST OF PRODUCTS SOLD AND GROSS MARGIN. Cost of products sold as a percent of net sales decreased slightly from 91.4% in 1997 to 90.4% in 1998. Conversion costs in the production of both wire rod and grinding media at Kansas City are at a higher than normal levels. Contributing to the higher level of conversion costs was a recent heat wave which caused temporary production curtailments due to power interruptions and shortages and resulted in higher electricity cost and reduced production.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percent of net sales decreased to 4.7% for the second quarter of 1998 from 6.6% for the second quarter of 1997 as the Company continues to closely monitor costs.

OTHER INCOME. Other income decreased $1.0 million from second quarter 1997 to $1.0 million for the second quarter of 1998 due primarily to the start up operations of AIR.

INCOME TAX PROVISION/BENEFIT. The Company recorded an income tax benefit of $104,000 on a pre-tax loss of $188,000. This compares to an income tax benefit of $6.2 million on a pre-tax loss from continuing operations of $12.2 million for the second quarter of 1997. Taxes remain high due primarily to limitations on the Company's current ability to utilize foreign tax credits and the non-deductibility of acquisition premium amortization expense.

NET INCOME (LOSS). As a result of the factors discussed above, the Company has a net loss of $84,000 for the three months ended June 30, 1998 compared to a net loss of $6.0 million for the same period of 1997.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had total cash and cash equivalents of $11.5 million, an increase of $8.1 million from December 31, 1997. Operating activities provided $16.4 million of cash during the six months ended June 30, 1998, composed primarily of net earnings of $2.6 million, non-cash depreciation and amortization of $15.8 million, dividends from joint ventures of $6.3 million and changes in current assets and liabilities for the period providing $0.6 million; combined with reductions for a gain on disposition of properties of $6.4 million and for a $2.0 million change in deferred income taxes.

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

As part of its strategy to expand its mining products business in South America, GSI has signed an agreement to form a joint venture which will build and operate a mill liner foundry in Santiago, Chile. GSI intends to make equity investments of up to $9.0 million dollars through the end of 1999.

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

Borrowings under the Revolving Credit Facility bear interest at a floating rate. Increases in prevailing rates could adversely affect the Company's cash flow. To the extent that the interest rate on the Revolving Credit Facility increases or the principal amount outstanding increases, there will be corresponding increases in the Company's interest obligations. Under the Revolving Credit Facility, the Company's availability is $120.0 million (subject to a borrowing base limitation). As of June 30, 1998, the unused availability under the Revolving Credit Facility was $82.0 million and $9.9 million of letters of credit were outstanding.

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





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits filed herewith:

                   Exhibit No.             Description
                   -----------             -----------

                   27                      Financial Data Schedule

               (b) No reports on Form 8-K were filed during the quarter ended
                   June 30, 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of August, 1998.


                                     GS Technologies Corporation
                                                 and
                                  GS Technologies Operating Co., Inc.
                                             (Registrant)


                                  By:      /s/ Luis E. Leon
                                     --------------------------------
                                     Luis E. Leon, Senior Vice President-Finance
                                     Chief Financial Officer and Treasurer