Form 10-Q
period 1998-09-30
GS TECHNOLOGIES OPERATING CO INC
filed 1998-11-16
CIK 925906

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


               For the quarterly period ended September 30, 1998
                        Commission File Number 033-80618

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

                              Yes [X]      No [ ]

         There were 100 shares of GS Technologies Operating Co., Inc. Common Stock, par value $.01 per share, outstanding at November 13, 1998. There were 100 shares of GS Technologies Corporation Common Stock, par value $.01 per share, outstanding at November 13, 1998.

         This document consists of 17 sequentially numbered pages.


================================================================================

Part I.       FINANCIAL INFORMATION (Unaudited)

GS Technologies Corporation (the "Company" or "GST") a wholly-owned subsidiary of GS Industries, Inc. ("GSI"), is the largest producer of steel wire rod in North America and of grinding media, including steel balls, rods and cast wear mill liners for the worldwide mining industry. GST is also a market leader in the production of pre-stressed concrete strand, galvanized strand, and other wire products. GST has fully and unconditionally guaranteed two series of senior notes totaling $250 million aggregate principal amount issued by its wholly-owned subsidiary, GS Technologies Operating Co., Inc. ("GSTOC").

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

INDEX

   Item                                                                                                Page
    (1)  Unaudited Consolidated Financial Statements of the Company

         Unaudited Consolidated Statements of Operations for the Three Months
         and Nine Months ended September 30, 1997 and September 30, 1998                                 3

         Unaudited Consolidated Balance Sheets as of December 31, 1997
         and September 30, 1998                                                                          4

         Unaudited Consolidated Statements of Cash Flows for the Nine Months
         ended September 30, 1997 and September 30, 1998                                                 5

         Notes to Unaudited Consolidated Financial Statements                                            6

    (2)  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                          11


                           GS TECHNOLOGIES CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                             (Dollars in thousands)




                                                                Three Months Ended              Nine Months Ended
                                                          -----------------------------   -----------------------------
                                                          September 30,   September 30,   September 30,   September 30,
                                                              1997            1998            1997            1998
                                                          -------------   -------------   -------------   -------------
Net sales                                                   $ 216,853       $ 196,567       $ 610,249       $ 637,999

Operating costs and expenses:
     Cost of products sold                                    178,870         182,745         524,603         570,659
     Selling, general and administrative expenses              12,099          11,114          35,689          32,688
     Depreciation and amortization                              7,541           7,798          22,385          23,595
                                                            ---------       ---------       ---------       ---------

                                                              198,510         201,657         582,677         626,942
                                                            ---------       ---------       ---------       ---------

Operating profit (loss)                                        18,343          (5,090)         27,572          11,057

Other income (expense):
     Interest expense, net                                    (10,069)         (9,795)        (30,664)        (30,292)
     Equity in income (loss) of joint ventures                  1,867            (570)          5,108            (576)
     Fees from joint ventures                                     602             813           2,043           2,841
     Gain (loss) on disposition of properties (Note 5)            (26)            115             131           6,533
     Other, net                                                   (30)            307             360             702
                                                            ---------       ---------       ---------       ---------

                                                               (7,656)         (9,130)        (23,022)        (20,792)
                                                            ---------       ---------       ---------       ---------

Income (loss) from continuing operations before
   income tax                                                  10,687         (14,220)          4,550          (9,735)

Income tax (provision) benefit                                 (5,449)          1,050          (2,319)           (859)
                                                            ---------       ---------       ---------       ---------

Income (loss) from continuing operations                        5,238         (13,170)          2,231         (10,594)

Discontinued operations (Note 4):
     Income from discontinued operations,
       net of taxes                                                                             1,402
     Loss on disposal of discontinued operations,
       net of taxes                                                                           (23,965)
                                                            ---------       ---------       ---------       ---------
                                                                                              (22,563)
                                                            ---------       ---------       ---------       ---------

Net income (loss)                                           $   5,238       $ (13,170)      $ (20,332)      $ (10,594)
                                                            =========       =========       =========       =========




            See notes to unaudited consolidated financial statements

                           GS TECHNOLOGIES CORPORATION
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)


                                                                                   December 31,     September 30,
                                                                                       1997             1998
                                                                                   ------------     -------------
Assets
Current assets:
   Cash and cash equivalents                                                         $   3,362       $   3,904
   Receivables, net of allowance for doubtful accounts                                  94,768          98,507
   Receivable from related party                                                         6,484           6,170
                                                                                     ---------       ---------
      Total receivables                                                                101,252         104,677
                                                                                     ---------       ---------
    Inventories                                                                        144,063         135,841
   Prepaid expenses and other current assets                                             6,495           7,420
   Deferred tax benefit                                                                  1,023
                                                                                     ---------       ---------
     Total current assets                                                              256,195         251,842

Investments in joint ventures                                                           41,639          39,931
Properties, net                                                                        260,957         252,952
Acquisition premium                                                                     60,713          59,505
Other assets                                                                            26,773          23,908
                                                                                     ---------       ---------
     Total assets                                                                    $ 646,277       $ 628,138
                                                                                     =========       =========


Liabilities and Stockholder's Equity Current liabilities:
   Notes payable                                                                     $  10,794       $   1,741
   Current portion of long-term debt                                                       500             504
   Income taxes payable                                                                  1,261           1,622
   Payables and accrued liabilities                                                    138,099         139,525
                                                                                     ---------       ---------
     Total current liabilities                                                         150,654         143,392

Long-term debt                                                                         334,888         339,395
Post retirement benefit obligations other than pensions                                 26,848          27,669
Deferred income taxes payable                                                            7,098             975
Other long-term liabilities                                                             31,628          34,032
Commitments and contingencies (Note 10)
                                                                                     ---------       ---------
     Total liabilities                                                                 551,116         545,463
                                                                                     ---------       ---------

Stockholder's equity:
   Common Stock, $.01 par value, 1,000 shares authorized, and 100 shares issued and outstanding at December 31, 1997 and September
      30, 1998                                                                               1               1
   Additional paid in capital                                                          132,166         132,166
   Accumulated deficit                                                                 (33,845)        (44,439)
   Cumulative translation adjustment                                                    (3,161)         (5,053)
                                                                                     ---------       ---------
     Total stockholder's equity                                                         95,161          82,675
                                                                                     ---------       ---------
     Total liabilities and stockholder's equity                                      $ 646,277       $ 628,138
                                                                                     =========       =========




            See notes to unaudited consolidated financial statements

                           GS TECHNOLOGIES CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                  Nine Months Ended
                                                                             -----------------------------
                                                                             September 30,   September 30,
                                                                                  1997           1998
                                                                             -------------   -------------
Operating activities:
   Net income (loss)                                                         $ (20,332)      $ (10,594)
   Adjustments to reconcile net loss to net cash provided by
       operating activities:
     Depreciation and amortization                                              22,385          23,595
     Loss on disposal of discontinued operations                                23,008
     Net cash from discontinued operations                                      (2,138)
     (Gain) on disposition of properties                                          (131)         (6,534)
     Deferred income taxes                                                        (672)         (5,101)
     Equity in (income) loss of joint ventures                                  (5,108)            576
     Dividends from joint ventures                                               2,103           6,290
     Post retirement benefit obligations accrued in excess of cash paid            861             821
     Changes in operating assets and liabilities:
         Receivables                                                             1,218          (3,425)
         Inventories                                                            (8,637)          8,222
         Payables and accrued liabilities                                       (1,883)          1,428
         Income taxes                                                           (4,327)            361
         Other                                                                   4,175           1,377
                                                                             ---------       ---------
           Net cash provided by operating activities                            10,522          17,016
                                                                             ---------       ---------

Investing activities:
   Proceeds from disposal of discontinued operations                            57,024
   Purchase of properties                                                      (20,586)        (15,501)
   Proceeds from disposal of properties                                            514          11,999
   Investment in joint ventures                                                   (497)         (6,538)
                                                                             ---------       ---------
           Net cash provided by (used in) investing activities                  36,455         (10,040)
                                                                             ---------       ---------

Financing activities:
   Borrowings from parent                                                                        4,900
   Borrowings under revolving credit facility                                  137,259         170,080
   Repayments on revolving credit facility                                    (184,086)       (170,094)
   Repayments on long-term debt                                                   (375)           (375)
   Proceeds from (payments on) notes payable, net                               (1,107)         (9,053)
                                                                             ---------       ---------
           Net cash used in financing activities                               (48,309)         (4,542)
                                                                             ---------       ---------

Effect of exchange rate changes on cash                                           (946)         (1,892)
                                                                             ---------       ---------

Net increase (decrease) in cash and cash equivalents                            (2,278)            542

Cash and cash equivalents:
   Beginning of period                                                           7,747           3,362
                                                                             ---------       ---------
   End of period                                                             $   5,469       $   3,904
                                                                             =========       =========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                                  $  28,298
   Cash paid during the period for taxes                                                     $   5,547



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

2.   Financial Statement Notes

Reference is made to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 for a summary of significant accounting policies and other information, the substance of which has not changed materially as of September 30, 1998, unless otherwise noted herein.

3.   Antitrust Claim Settlement

The Company reached a settlement with one of its suppliers of electrodes arising out of antitrust investigations and claims against the supplier. As a result, during the third quarter, the Company realized a $4.2 million pre-tax gain from the combination of a cash settlement and credits taken against third quarter purchases from this supplier. A final settlement payment is pending this supplier's resolution of certain other existing litigation.

4.   Discontinued Operations

In May 1997, the Company sold Georgetown Wire Company, Inc. and Tree Island Industries, Ltd. (the "West Coast Wire Business"). Accordingly, the results of operations, cash flows and net assets of this business have been classified as discontinued operations for all relevant periods presented. The West Coast Wire Business had combined annual sales of $124.3 million and net earnings of $2.4 million in 1996.

5.   Property Dispositions

In June 1998, the Company completed the sale of its wholly-owned subsidiary, Tubos Y Alcantarillas S.A., ("Tubos") for $9.5 million resulting in a gain on disposition of $5.2 million. Tubos was created in March 1998, and was capitalized by the Company through the contribution of certain non-strategic manufacturing assets located in Peru.

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

                           GS TECHNOLOGIES CORPORATION
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                 (Dollars in thousands, unless otherwise noted)

6.   Inventories

Inventories consist of the following:

                                                        December 31,    September 30,
                                                            1997             1998
                                                        ------------    -------------
Inventories at FIFO and average cost:
     Finished and semi-finished                         $  81,871       $  73,878
     Raw materials                                         60,870          60,856
                                                        ---------       ---------
          Total                                           142,741         134,734
                                                        ---------       ---------

Inventories at LIFO:
     Finished and semi-finished                             1,382           1,205
     Adjustment to state inventories at LIFO value            (60)            (98)
                                                        ---------       ---------
          Total                                             1,322           1,107
                                                        ---------       ---------
                                                        $ 144,063       $ 135,841
                                                        =========       =========

The carrying value of inventories approximates replacement cost.

7.   Joint Ventures

All joint ventures are invoiced technical service fees pursuant to technology and management support agreements. These amounts are included in the accompanying income statements as a separate component of other income.

The Company has a 50% interest in a Direct Reduced Iron ("DRI") joint venture which started operations in January 1998. This DRI facility is capable of producing approximately 1.2 million metric tons of DRI annually. DRI is a substitute for high quality steel scrap used in the Company's steel making facilities. The Company has made equity contributions of $20 million ($6.5 million during 1998) to the joint venture. Under certain circumstances, the Company may be required to make an additional equity contribution of up to $7.5 million. The Company is also party to a DRI purchase agreement with this joint venture to purchase up to 600,000 metric tons of DRI annually, if tendered.

8.   Payables and Accrued Liabilities

Payables and accrued liabilities consist of the following:

                                   December 31,        September 30,
                                       1997                 1998
                                ------------------- --------------------
Trade payables                  $        86,015     $       84,134
Salaries and wages                       12,936             11,640
Accrued interest payable                 10,509              9,878
Other                                    28,639             33,873
                                =================== ====================
                                $       138,099     $      139,525
                                =================== ====================

9.   Notes Payable

Notes payable of $1.7 million consists of short-term revolving credit facilities in Peru and Italy.

                           GS TECHNOLOGIES CORPORATION
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                 (Dollars in thousands, unless otherwise noted)

10.  Commitments and Contingencies

Litigation Other Contingencies

In 1996, Samsung America, Inc. ("Samsung") filed an action in the Supreme Court of the state of New York seeking monetary damages against GSI, the Company, its Peruvian subsidiary, Acerco, and Acerco's partners in the Siderperu joint venture, collectively, ("the Defendants"). Samsung seeks to recover purported damages of $48.5 million and punitive damages of $10.0 million and alleges that the Defendants failed to honor a written contract which entitled Samsung to obtain an equity interest in Siderperu and to provide certain distribution and trading services on an exclusive basis. The Company believes that it has substantial and meritorious defenses and will defend itself accordingly.

The Company's subsidiary, Georgetown Steel Corporation, is the defendant in three related suits filed in 1998 by certain private plaintiffs in the Court of Common Pleas for the County of Georgetown, South Carolina. The plaintiffs allege trespass, nuisance, negligence and violation of State and Federal law in connection with the escape of "mill dust" and gases from Georgetown's steel mill into the atmosphere and onto the plaintiffs' property in Georgetown, South Carolina. The plaintiffs seek certification as a class action in each case. The plaintiffs in these actions seek unspecified actual, compensatory and punitive damages. The Company believes the actions lack merit and intends to defend them vigorously.

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

The Company has several environmental issues currently under discussion with various federal and local agencies, some of which involve compliance and/or remediation at certain properties. The Company records certain operating expenses for environmental compliance, testing and other environmental related costs as expenses when incurred. When it has been possible to determine reasonable estimates of liabilities related to environmental issues, based upon information from engineering and environmental specialists, the Company has made provisions and accruals. At September 30, 1998, $2.8 million was accrued for environmental related issues. The Company believes, based upon information currently available to management that it will not require expenditures to maintain compliance with environmental requirements which would have a material adverse effect on its financial condition, results of operations or competitive position. As part of the Purchase and Sale Agreement with Armco, the Company has been indemnified by Armco for certain environmental issues at certain of its facilities.

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

During the second quarter of 1997 the Company's results were adversely impacted by a ten-week work stoppage at its Kansas City facility. A new long-term agreement is now in place at this facility through October 2002.

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


                                        September 30, 1998 and the nine months ended September 30, 1998
                                        ---------------------------------------------------------------
                                                 United       South         Europe
                                                 States      America      and Other       Total
                                                --------     -------      ---------     --------
Net sales                                       $550,013     $82,553      $  5,433      $637,999
Operating Profit                                   3,420       7,666           (29)       11,057
Equity in income (loss) of joint ventures         (1,624)      1,070           (22)         (576)
Net Income (loss)                                (21,358)      9,203         1,561       (10,594)
Identifiable assets                              555,613      60,778        11,747       628,138
Total liabilities                                511,323      30,920         3,220       545,463
Net assets                                        44,290      29,858         8,527        82,675

                                                       Nine months ended September 30, 1997
                                                ------------------------------------------------
                                                 United       South         Europe
                                                 States      America      and Other       Total
                                                --------     -------      ---------     --------
Net sales                                       $523,036     $76,903      $ 10,310      $610,249
Operating profit                                  20,298       6,808           466        27,572
Equity in income of joint ventures                 2,099       2,700           309         5,108
Net (loss) income                                (27,584)      6,578           674       (20,332)

                           GS TECHNOLOGIES CORPORATION
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                 (Dollars in thousands, unless otherwise noted)

12.    Summarized Financial Information of GSTOC

GS Technologies Operating Co., Inc. and its subsidiaries ("GSTOC") is a wholly-owned subsidiary of the Company. GSTOC has issued Senior Notes unconditionally guaranteed by the Company. Accordingly, summarized financial information for GSTOC on a stand alone basis is provided below.

                                      December 31,  September 30,
                                          1997          1998
                                      ------------  -------------
Current assets                        $190,994      $191,064
Noncurrent assets                      337,796       340,688
                                      --------      --------

     Total assets                     $528,790      $531,752
                                      ========      ========

Current liabilities                   $100,405      $103,521
Noncurrent liabilities                 371,485       378,359
                                      --------      --------
     Total liabilities                 471,890       481,880

Common stock, additional paid-in
   capital and retained earnings        56,900        49,872
                                      --------      --------

      Total                           $528,790      $531,752
                                      ========      ========



                                                                Three Months Ended                Nine Months Ended
                                                           -----------------------------   -----------------------------
                                                           September 30,   September 30,   September 30,   September 30,
                                                                1997           1998             1997            1998
                                                           -------------   -------------   -------------   -------------
Net sales                                                  $ 167,686       $ 151,253       $ 468,383       $ 492,971
Cost of products sold                                        141,383         149,247         415,655         462,001
Selling, general and administrative expenses                   7,125           6,438          20,447          18,717
Depreciation and amortization                                  6,612           6,796          19,574          20,540
                                                           ---------       ---------       ---------       ---------

     Operating profit (loss)                                  12,566         (11,228)         12,707          (8,287)

Interest expense, net                                         (9,567)         (9,637)        (29,142)        (29,512)
Equity in loss of joint venture                                                 (956)                         (2,868)
Fees from joint ventures                                         841             983           2,788           3,375
Other, net                                                       (35)             16             228             270
                                                           ---------       ---------       ---------       ---------
Income (loss) from continuing operations before taxes          3,805         (20,822)        (13,419)        (37,022)
Income tax benefit (provision)                                (1,271)          5,250           4,478          12,995
                                                           ---------       ---------       ---------       ---------

Income (loss) from continuing operations                       2,534         (15,572)         (8,941)        (24,027)

Discontinued operations:
  Income from discontinued operations                                                          1,402
  Loss on disposal                                                                           (23,965)
                                                           ---------       ---------       ---------       ---------
                                                                                             (22,563)
                                                           ---------       ---------       ---------       ---------

     Net income (loss)                                     $   2,534       $ (15,572)      $ (31,504)      $ (24,027)
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

                                                             SUMMARY STATEMENTS OF OPERATIONS
                                                             (Dollars in millions, unaudited)

                                                   Three Months Ended             Nine Months Ended
                                              ----------------------------  ----------------------------
                                              September 30,  September 30,  September 30,  September 30,
                                                  1997           1998            1997           1998
                                              -------------  -------------  -------------  -------------

Net sales                                         $  216.9     $  196.6       $  610.2     $  638.0
Cost of products sold                                178.9        182.7          524.6        570.7
Selling, general and administrative expenses          12.1         11.1           35.7         32.7
Depreciation and amortization                          7.6          7.9           22.4         23.5
                                                  --------     --------       --------     --------
Operating profit (loss)                               18.3         (5.1)          27.5         11.1
Net interest expense (1)                             (10.1)        (9.8)         (30.5)       (30.3)
Gain on disposition of properties                                    .1             .1          6.5
Other income (2)                                       2.4           .5            7.5          3.0
Income tax (provision) benefit                        (5.4)         1.1           (2.3)         (.9)
                                                  --------     --------       --------     --------
Income (loss) from continuing operations               5.2        (13.2)           2.3        (10.6)
Income from discontinued operations                                                1.4
Loss on disposal of business                                                     (24.0)
                                                  --------     --------       --------     --------
Net income                                        $    5.2     $  (13.2)      $  (20.3)    $  (10.6)
                                                  ========     ========       ========     ========

(1) - Net interest expense includes interest income, interest expense and $.5 million and $1.4 million of amortization of debt issuance costs for the quarters and nine months, respectively.

(2) - Other income includes equity in income (loss) of joint ventures, fees from joint ventures, minority interest and other, net.

Results of Operations

Antitrust Claim Settlement. The Company reached a partial settlement with one of its chief suppliers of electrodes arising out of antitrust investigations and claims against the supplier. As a result, during the third quarter, the Company realized a $4.2 million pre-tax gain from the combination of a cash settlement and credits taken against third quarter purchases from this supplier. This gain is reflected in the Company's Statement of Operations as a reduction of cost of products sold. A final settlement payment is pending this supplier's resolution of certain existing litigation.

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

The Company's collective bargaining agreement at the Jacksonville, Florida facility expired on April 30, 1998. The Company was unable to reach agreement with the union and a work stoppage commenced. The Company re-staffed the facility with permanent replacement workers and production has returned to normal levels. On July 16, 1998, the union notified the Company that the striking workers had accepted the Company's final offer that was proposed by management before the work stoppage began. The Company has advised the union that the striking workers will be placed on a recall list for rehire as positions become available in the future.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997.

Net Sales. Net sales increased by $27.8 million to $638.0 million in the first nine months of 1998 compared to the first nine months of 1997. The Company generated new sales of $23.1 million in 1998 from DRI purchased for resale from the Company's 50% owned DRI joint venture. This joint venture completed construction of its plant and commenced production of DRI in January 1998. Due to falling scrap prices and resulting lack of demand for DRI and related production interruptions, sales of DRI to third parties have been at negative margins.

Wire rod sales were up $8.9 million to $314.6 million for the first nine months of 1998 compared to $305.7 million for the first nine months of 1997. Wire rod volume increased 57,300 tons in the first nine months of 1998 compared to the same period of 1997. The increase reflects a recovery from depressed volumes during the Kansas City facility's 1997 work stoppage, as partially offset by lower 1998 volume at the Georgetown facility from a third quarter maintenance shutdown. Average wire rod selling prices were lower by $11 per ton in 1998 as record volumes of imports continue to drive pricing down industry-wide.

Grinding media sales were $152.4 million in the first nine months of 1998 compared to $144.6 million in 1997. Worldwide grinding media shipments for the first nine months of 1998 increased 15,100 tons over the prior year and average worldwide selling prices were up $2 per ton.

Volume of wire products was consistent for the two nine month periods, however, average selling price per ton was down $33 per ton in 1998 compared to 1997 resulting in a decrease in sales of $3.0 million. Additionally, the Company has increased its internal consumption of billets and billet sales to third parties have decreased $7.2 million.

Cost of Products Sold and Gross Margins. Cost of products sold as a percent of net sales increased to 89.5% compared to 86.0% for the same period in 1997. As discussed above, sales of DRI to third parties resulted in negative margins of $4.0 million in the first nine months of 1998. Additionally, margins were negatively impacted by high costs of electricity in July, August, and September which, in some cases, led to temporary curtailments due to power interruptions and shortages. Finally, conversion costs at the Jacksonville wire products facility were higher due to the work stoppage and training for a newly hired work force.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the first nine months decreased as a percent of net sales to 5.1% in 1998 from 5.9% in 1997 as the Company continues to closely monitor costs.

Depreciation and Amortization. Depreciation and amortization expense for the first nine months increased by $1.1 million to $23.5 million. This increase results from capital additions and improvements.

Net Interest Expense. Net interest expense of $30.3 million for the first nine months remained relatively unchanged with $30.5 million for the same period of 1997.

Gain on Disposition of Properties. In June 1998, the Company recognized a gain of $6.4 million on the disposition of properties, primarily an idle facility in Italy and certain assets in Peru.

Other Income. Other income, which is primarily equity in income (loss) of joint ventures and fees from joint ventures, decreased to $3.0 million for 1998 compared to $7.5 million for 1997 due primarily to the inclusion in 1998 of a $2.2 million equity loss from operations at the DRI joint venture in Louisiana.

Income Tax Provision/Benefit. The Company recorded an income tax provision of $0.9 million on a pre-tax loss from continuing operations of $9.7 million for the first nine months of 1998. This compares to an income tax provision of $2.3 million on a pre-tax earnings from continuing operations of $4.6 million for the first nine months of 1997. Taxes remain high due primarily to the mix of U.S. and foreign source income, limitations on the Company's ability to utilize foreign tax credits and the non-deductibility of acquisition premium amortization expense.

Income (Loss) from Continuing Operations. As a result of the factors discussed above, the Company had a net loss from continuing operations of $10.6 million for the first nine months of 1998 compared to income from continuing operations of $2.3 million for the first nine months of 1997.

Net Income (Loss). Due to the loss on the disposal of the West Coast Wire Business, the Company recorded a net loss for the first nine months of 1997 of $20.3 million compared to a net loss of $10.6 million for the first nine months of 1998.

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997.

Net Sales. Net Sales for the third quarter of 1998 were $196.6 million compared to $216.9 million for the third quarter of 1997. As discussed above, the decrease results largely from depressed selling prices and a reduction in 1998 wire rod volume from the scheduled maintenance shutdown. Negative margins from sales of DRI to third parties were $3.2 million as scrap prices continue a sharp decline.

Wire rod sales of $95.1 million for the third quarter of 1998 were down $19.5 million from $114.6 million in 1997. Quarter to quarter, average wire rod selling prices were down $44 per ton driven largely by increased volume of foreign imports at record low prices.

Grinding media sales were $50.6 million for the third quarter of 1998 compared to $46.6 million in 1997. Worldwide grinding media shipments for the three months ended September 30, 1998 were up 8,900 tons to 107,345 compared to the same quarter of 1997 and average selling prices were down $2 per ton quarter to quarter.

Cost of Products Sold and Gross Margin. Cost of products sold as a percent of net sales increased from 82.4% in 1997 to 92.9% in 1998. Conversion costs in the production of wire rod were higher in 1998 than 1997 due to unusually high electricity costs and operating curtailments resulting therefrom. Additionally, due to low scrap prices and a resulting lack of demand for DRI, production volume at AIR has been periodically curtailed creating production inefficiencies and high costs per ton.

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percent of net sales for the third quarter of 1998 and the third quarter of 1997 remained constant at 5.6%.

Other Income. Other income decreased $1.9 million from third quarter 1997 to $.5 million for the third quarter of 1998 due primarily to operating losses at AIR.

Income Tax Provision/Benefit. The Company recorded an income tax benefit of $1.1 million on a pre-tax loss of $14.2 million. This compares to an income tax provision of $5.4 million on pre-tax earnings from continuing operations of $10.7 million for the third quarter of 1997. Taxes remain high due primarily to limitations on the Company's current ability to utilize foreign tax credits, the non-deductibility of acquisition premium amortization expense and the mix of U.S. and foreign source earnings.

Net Income (Loss). As a result of the factors discussed above, the Company recorded a net loss of $13.2 million for the three months ended September 30, 1998 compared to net income of $5.2 million for the same period of 1997.

Liquidity and Capital Resources

At September 30, 1998, the Company had total cash and cash equivalents of $3.9 million, an increase of $.5 million from December 31, 1997. Operating activities provided $17.0 million of cash during the nine months ended September 30, 1998, composed primarily of a net loss of $10.6 million, non-cash depreciation and amortization of $23.6 million, dividends from joint ventures of $6.3 million and changes in current assets and liabilities for the period providing $7.9 million (primarily from reducing inventory levels by $8.2 million), and reductions for a gain on disposition of properties of $6.5 million and for a $5.1 million change in deferred income taxes.

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

Borrowings under the Revolving Credit Facility bear interest at a floating rate. Increases in prevailing rates could adversely affect the Company's cash flow. To the extent that the interest rate on the Revolving Credit Facility increases or the principal amount outstanding increases, there will be corresponding increases in the Company's interest obligations. Under the Revolving Credit Facility, the Company's availability is $120.0 million (subject to a borrowing base limitation). As of September 30, 1998, the unused availability under the Revolving Credit Facility was $79.8 million and $10.1 million of letters of credit were outstanding.

Environmental and Tax Contingencies and Indemnification

Note 10 to the Company's Unaudited Consolidated Financial Statements is herein incorporated by reference.

Year 2000 Program

The following Year 2000 discussion is provided in response to the Securities and Exchange Commission's recent interpretative statement expressing its view that public companies should include detailed discussion of Year 2000 issues in their MD&A.

The Company is pursuing an organized program to assure that the Company's information technology systems and related infrastructure will be Year 2000 compliant. All operating locations and the corporate headquarters are specifically addressing the Business Information Systems, the Process Control Systems, the local infrastructure systems and the relationships with their customers, suppliers and other business partners.

The Year 2000 program has been designed around phases which include: management awareness, system inventory and assessment, modification or replacement, testing, contingency planning, business partner communication, an external audit, and employee awareness. A Year 2000 team has been established at each location. Specific action plans and timelines have been established at each of the location and periodic meetings are held to monitor progress.

The Company has completed the phases of management awareness, systems inventory, and assessment. Critical systems have been identified and prioritized and decisions have been made relative to the modification vs. replacement of systems deemed to be non-compliant. Where systems can be modified utilizing existing or contract labor, the cost of modifications is being charged to current operations. In cases where the systems must be replaced with new applications, the cost is being capitalized.

The Company is currently in the program modification and replacement phase of its program. Business systems are being addressed at the local level and process systems are being addressed, with the assistance of system vendors, on a local as well as a corporate level for information sharing. The Company expects to have this modification/replacement phase of its program completed by the end of the first quarter 1999 (with the exception of the implementation of a new system in its steelmaking shops, which should be completed by the end of the second quarter 1999).

Testing of individual systems will occur as the systems are changed or modified. Test plans for integrated systems indicate that this stage of testing will be completed during the second quarter of 1999. By June 30, 1999 the Company expects to have its Year 2000 program complete for local manufacturing, infrastructure, support and facility systems. At that point, an audit will be conducted to verify compliance. This time frame will allow for the pursuit of further testing as required and the presentation of an employee awareness training session to assure that all employees, from the factory floor to the executive offices, are familiar with the Year 2000 situation and are prepared for any undiscovered possibilities.

Management has determined that the costs for correction of the Year 2000 issues, including any software and hardware changes required by these issues, as well as the cost of personnel dedicated to this project will be approximately $3 million.

The Company's Year 2000 program includes communications with its outside business partners to prepare for Year 2000 readiness. The Company is using letters to request information from its suppliers and other partners to determine their Year 2000 compliance. If a business partner indicates that it will not be ready for the Year 2000, the Company will develop a contingency plan to address the issue, which might include changing partners.

At the present time, the Year 2000 team is developing contingency plans assuming a variety of possible scenarios. These scenarios will include the possibilities of non-compliance difficulties from the standpoint of a customer, supplier, or internal manufacturing support function. How these scenarios are used will depend on the results of the testing programs over the next six to nine months.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

          Note 10 to the Company's Unaudited Consolidated Financial Statements is herein incorporated by reference.



ITEM 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits filed herewith:

                  Exhibit No.             Description
                  -----------             -----------

                  27                      Financial Data Schedule

          (b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of November 1998.


                                     GS Technologies Corporation
                                                and
                                 GS Technologies Operating Co., Inc.
                                            (Registrant)


                            By:              /s/ Luis E. Leon
                                -------------------------------------------
                                Luis E. Leon, Senior Vice President-Finance
                                Chief Financial Officer and Treasurer