Form 10-K405
period 1998-12-31
GS TECHNOLOGIES OPERATING CO INC
filed 1999-03-18
CIK 925906

-------------------------------------------------------------------------------


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K
              ANNUAL REPORT FILED PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998    COMMISSION FILE NUMBER 033-80618

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


-------------------------------------------------------------------------------

         As of March 1, 1999, 100 shares of GS Technologies Operating Co., Inc. Common Stock, par value $.01 per share, were outstanding, all of which are owned by GS Technologies Corporation. Also as of March 1, 1999, 100 shares of GS Technologies Corporation Common Stock, par value $.01 per share, were outstanding, all of which are owned by GS Industries, Inc.

         This document consists of 50 sequentially numbered pages. The exhibit index can be found on page 45 of the sequential numbering system.

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

                          FORM 10-K TABLE OF CONTENTS
                 (DOLLARS IN THOUSANDS UNLESS OTHERWISE NOTED)


                                                                                                       PAGE
                                                                                                       ----
PART I
         Item 1:   Business............................................................................. 4
         Item 2:   Properties...........................................................................10
         Item 3:   Legal Proceedings....................................................................11
         Item 4:   Submission of Matters to a Vote of Security Holders..................................11

PART II
         Item 5:   Market for the Registrant's Common Equity and Related Stockholder
                   Matters..............................................................................12
         Item 6:   Selected Financial Data..............................................................13
         Item 7:   Management's Discussion and Analysis of Financial Condition and
                   Results of Operations................................................................15
         Item 7A:  Quantitative and Qualitative Disclosure about Market Risk............................25
         Item 8:   Financial Statements and Supplementary Data..........................................26
         Item 9:   Changes in and Disagreements with Accountants on Accounting and
                   Financial Disclosure.................................................................26

PART III
         Item 10:  Directors and Executive Officers of the Registrant...................................27
         Item 11:  Executive Compensation...............................................................30
         Item 12:  Security Ownership of Certain Beneficial Owners and Management.......................38
         Item 13:  Certain Relationships and Related Transactions.......................................40

PART IV
         Item 14:  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................45

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
         STATEMENT SCHEDULES............................................................................50

SIGNATURES

                                     PART I

ITEM 1:  BUSINESS

GENERAL

         GS Technologies Corporation (the "Company" or "GST") is a leading producer of high carbon and special grade wire rod, grinding media, mill liners, and certain high quality wire products. The Company's wire rod is sold primarily to domestic wire rod drawers that process wire rod into products for diverse end use applications such as tire cord and tire bead for the automotive industry, upholstery and bed springs for the furniture industry and wire rope and pre-stressed concrete strand ("PC strand") for the construction industry.

         Grinding media are high carbon steel balls and rods used inside a rotating mill to grind semi-crushed rock as a step in processing various kinds of ore. Mill liners are protective steel liners that shield the rotating mill from the pulverizing activity of the grinding media. Grinding media and mill liners are consumed as ore is processed and must be continually replenished.

         The Company was incorporated in 1993 to effect the November 1993 acquisition of certain operating units, investments in joint ventures and wholly-owned subsidiaries of Armco, Inc. ("Armco"). In October 1995, the Company acquired Georgetown Industries, Inc. ("Georgetown"). The Company is a wholly-owned subsidiary of GS Industries, Inc. ("GSI") and has fully and unconditionally guaranteed senior notes in the aggregate principal amount of $250.0 million which were issued by the Company's wholly-owned subsidiary, GS Technologies Operating Co., Inc. ("GSTOC").

         In May 1997, the Company sold its non-strategic operations, Georgetown Wire Company, Inc. and Tree Island Industries, Ltd. (the "West Coast Wire Business") for $56.0 million resulting in a loss on sale of $23.9 million. The Company recognized tax benefits of approximately $17.1 million related to this sale consisting of $15.4 million as a deferred tax asset recorded in purchase accounting and $1.7 million netted against the loss on discontinued operations. In 1998, a portion of the net operating loss generated in 1997 was carried back to earlier tax years resulting in a refund of taxes previously paid of $9.3 million.

The current operating structure of the Company is as follows:

                                    [CHART]

PRODUCTS AND MARKETS

         WIRE ROD. The Company manufactures high carbon and special grade wire rod at its Kansas City, Missouri and Georgetown, South Carolina mini-mills. The Company sells the majority of its wire rod output to domestic wire drawers that process wire rod into products for diverse end use applications, such as tire bead and tire cord for the automotive industry, upholstery and bed springs for the furniture industry and wire rope and pre-stressed concrete strand ("PC Strand") for the construction industry. In 1998, the Company shipped approximately 1.4 million tons of wire rod of which 1.3 million tons were to third party purchasers.

         End use applications of the Company's wire rod shipments were as follows:

                            1998 WIRE ROD SHIPMENTS
                                  (BY MARKET)

                                                                                                  Percent of Total Sales
                                                                                                  ----------------------
         Furniture/Bedding............................................................................   30%
         Industrial...................................................................................   28%
         Construction.................................................................................   18%
         Automotive...................................................................................   17%
         Other........................................................................................    7%
                                                                                                        ---
             Total....................................................................................  100%
                                                                                                        ---

         The Company focuses on providing high quality, high carbon and special grades of wire rod. These products generally command higher selling prices than lower quality commodity grade wire rod products. High carbon wire rod has carbon content greater than 0.45%. Wire drawn from high carbon steel is generally stronger and is more suitable for demanding applications. Due to these properties, it is used extensively by tire manufacturers to make tire cord and tire bead and by the furniture industry to make upholstery and bed springs.

         The Company's wire rod shipments include shipments to a select group of customers, reflecting the Company's strategy of maximizing production efficiency through long-term strategic relationships. The Kansas City facility is a party to a supply agreement with Leggett & Platt which requires Leggett & Platt to purchase a specified percentage of its annual wire rod requirements at certain of Leggett & Platt's operations from the Kansas City facility. In 1998, Leggett & Platt purchased approximately 322,000 tons, or 22.8% of the total wire rod tonnage shipped by the Company. Approximately 28.62% of the Company's total revenues for 1998 were derived from sales to the Company's five largest wire rod customers (including Leggett & Platt).

         GRINDING MEDIA AND MILL LINERS. The Company manufactures and sells grinding media and mill liners to the world-wide mining industry (principally copper, iron ore and gold mines) for use in the concentrator stage of mining operations. In a typical open-pit mine configuration, the concentrator receives semi-crushed rock from the ore deposit, grinds the rock into a fine powder, separates the desired mineral from the waste rock for further processing at the smelter and discharges the waste rock. Grinding media are high carbon steel balls and rods used inside a rotating mill to grind semi-crushed rock from the mine. Mill liners are the protective steel liners that shield the rotating mill from the pulverizing action of the grinding media. Grinding media and mill liners are consumed as ore is processed and must be continually replenished.

         Grinding media and mill liners are generally sold under contract. The Company's grinding media contracts are typically one to three years in duration and at fixed prices. Under the terms of certain of the Company's contracts, raw material price changes are passed through as price adjustments to the customer.

         The Company's principal customers for mineral processing products are domestic and international mining companies. The following chart details shipments of grinding media, including mill liners, categorized by mineral processed, through both its consolidated subsidiaries and its joint ventures:

                         1998 GRINDING MEDIA SHIPMENTS
                                  (BY MINERAL)

                                                                    Percent of Total
                                                                    ----------------
         Copper........................................................  49%
         Gold..........................................................  22%
         Iron Ore......................................................  15%
         Other.........................................................  14%
                                                                        ---
                      Total............................................ 100%
                                                                        ===

         In 1998, the Company shipped 476,000 tons of grinding media and mill liners from its consolidated subsidiaries and 237,000 tons from joint ventures in which it participates.

         The market for the Company's grinding media products is geographically diversified. The following table details shipments to different geographic regions through both its consolidated subsidiaries and its joint ventures:

                         1998 GRINDING MEDIA SHIPMENTS
                                  (BY REGION)

                                                                          Percent of Total
                                                                          ----------------
         United States.........................................................  37%
         South America.........................................................  28%
         Philippines, Australia................................................  14%
         Canada and Mexico.....................................................  12%
         Other.................................................................   9%
                                                                                ---
                           Total  ............................................. 100%
                                                                                ===

         The Company has developed a network of international operations to satisfy the worldwide demand for grinding media. In the United States, grinding media is supplied from the Company's Kansas City mini-mill. In Chile, Peru, Europe and the Philippines, grinding media is fabricated from purchased bars and sold by the Company's foreign subsidiaries and its Italian joint venture. In Canada, Mexico and Australia, the Company has investments in joint ventures that primarily fabricate grinding media from purchased bars and sell it to mines in those and neighboring countries.

         Management believes the outlook for growth in the grinding media and the mill liner markets is attractive. The major factors impacting demand are
(i) the head grades, or mineral content of the ore deposit (the lower the head grade, the greater the number of tons of ore deposit which must be ground to extract the same amount of mineral), (ii) the hardness of the material being ground (the harder the ore deposit, the more grinding required to reduce it to powder), and (iii) macro-economic consumption of the mineral which leads to increased mining activity. As richer ore deposits are depleted, mining companies must utilize lower quality deposits (in terms of head grades and ore deposit hardness) for their mining requirements or open new mines, resulting in increasing demand for grinding media and mill liners. South America, where the Company currently has grinding media operations, is particularly attractive due to significant mining expansion in Chile and Peru.

         WIRE PRODUCTS. The Company is one of the leading domestic producers of high quality wire products, which it manufactures at two facilities located in Florida. The Company's wire products are primarily comprised of PC strand and galvanized guy strand. PC Strand is sold to the construction industry for use in highways, bridges, commercial buildings, parking structures and multi-family buildings. Guy strand is sold to the electrical, telephone and CATV industries for use as support systems for transmission lines. In 1998, the Company shipped approximately 126,000 tons of wire products.

         Financial information related to the Company's domestic and foreign subsidiaries is provided in Note 17 to the Company's Consolidated Financial Statements.

COMPETITION

         WIRE ROD. The Company competes for wire rod business on the basis of product quality and consistency, timely delivery, technical assistance and price. The largest competing domestic producers of wire rod in the U.S. are Co-Steel Raritan in Perth Amboy, New Jersey, North Star Steel Company in Beaumont, Texas, and Rocky Mountain Steel (a division of Oregon Steel) in Pueblo, Colorado. Several domestic producers are in the process of implementing or are planning to make investments to start or expand production of wire rod. Some of these are specifically targeting the high quality segment of the market. Imports of wire rod constituted approximately 32% of the total domestic market for wire rod in 1998.

         GRINDING MEDIA. Domestically, the Company competes principally with three grinding ball producers. Two of the competitors, Nucor Corp. and Border Steel Co., have production operations in the West and Southwest and produce grinding balls from facilities where scrap is the raw material. A third competitor, North Star Steel Company, located in Minnesota, produces grinding balls from bars and serves the iron ore mines in the upper Midwest. The Company competes principally with one U.S. grinding rod producer and one Canadian grinding rod producer for domestic sales of grinding rods. While factors such as reliability of supply and service are important to customers, competition is based primarily on a combination of price and product performance. Internationally, the Company competes with many producers of forged and cast grinding balls, nearly all of them indigenous to their respective local markets.

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

PATENTS AND LICENSES

         The Company owns numerous process and product patents, proprietary expertise and licenses which it believes are necessary for the operation of its worldwide businesses. In its grinding media processing business, the Company owns process and product patents on grinding rods, mill liners and process equipment. The Company has proprietary processing and product know-how on equipment used in manufacturing grinding balls. The Company also has a license from the Dow Chemical Company to use certain proprietary technology to manufacture and market mineral reagents for the mineral processing industry.

HUMAN RESOURCES

         The Company's worldwide operations are managed by a management team based in its Charlotte, North Carolina headquarters. The Company and its wholly-owned subsidiaries have approximately 2,400 employees, of whom approximately 1,800 are hourly production employees. Approximately 60% of the Company's employees are covered by collective bargaining agreements.

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

         Based on environmental reviews conducted by outside environmental consultants and the continuing review of environmental requirements by the Company, the Company believes that it is currently in substantial compliance with environmental requirements. Nevertheless, as is the case with steel producers in general, if a release of hazardous substances occurs on or from the Company's properties or any associated offsite disposal locations, or if contamination from prior activities is discovered at such properties or locations, the Company may be held liable and may be required to pay the cost of remedying the condition or satisfying third party damage claims, or both. The Company devotes considerable resources to ensuring that its operations are conducted in a manner that reduces such risks.

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

AVAILABLE INFORMATION

The Company files annual, quarterly and special reports, and other information with the Securities and Exchange Commission (the "Commission"). Such reports and information relate to the Company's business, financial condition and other matters. You may read and copy any materials filed by the Company with the Commission at the Public Reference Room of the Commission located at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Commission's Public Reference Room by calling the Commission at 1-800-SEC-0330. Copies may be obtained from the Commission upon payment of the prescribed fees. The Commission maintains an Internet web site that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the Commission. The address of such site is http://www.sec.gov.

ITEM 2:  PROPERTIES

         The Company conducts its operations through domestic and international facilities as subsidiaries and joint ventures. The following table provides information regarding the Company's principal facilities:

                                    [GRAPH]

                     Location                           Square Feet                Products                  Own or Lease
--------------------------------------------------------------------------------------------------------------------------
CORPORATE HEADQUARTERS:
Charlotte, NC (1)                                             19,000                  N/A                       Lease
MANUFACTURING FACILITIES:
Kansas City, MO (1) (2)                                    1,871,800       Wire rod & grinding media        Own and lease
Georgetown, SC (1)                                           496,700     Wire rod, DRI, steel billets            Own
Jacksonville, FL (1)                                         264,000             Wire products                   Own
Sanderson, FL (1)                                            145,000             Wire products                   Own
Duluth, MN                                                   335,900              Mill Liners                    Own
Tempe, AZ                                                    241,950              Mill Liners                    Own
Concepcion, Chile                                             50,000            Grinding media                   Own
Arequipa, Peru                                                29,000            Grinding media                   Own
Lima, Peru                                                    33,000            Grinding media                   Own
Manila, Philippines                                           86,000            Grinding media                  Lease
Mezzomerico, Italy                                            58,000            Grinding media                   Own
JOINT VENTURES (MANUFACTURING LOCATIONS):
Kamloops, Canada                                              35,000            Grinding media                   Own
Guadalajara, Mexico                                           40,800            Grinding media                  Lease
Perth, Townsville, and Newcastle, Australia                   54,100            Grinding media                   Own
Chimbote, Peru                                             5,776,000       Rebar, Flat Rolled Steel              Own
Convent, LA                                                1,525,000                  DRI                        Own
Piombino, Italy                                               44,000            Grinding media                  Lease
SALES AND OTHER OFFICES:
Minneapolis, MN                                               18,700                  N/A                        Own
Santiago, Chile                                                7,300                  N/A                        Own

(1)      Subject to liens under existing debt.

(2) 748,000 square feet of such facility are leased at a nominal annual rental charge under multiple leases with Armco with varying expiration dates.

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

         The Company's subsidiary, Georgetown Steel Corporation, is the defendant in three related suits filed in 1998 by certain private plaintiffs in the Court of Common Pleas for the County of Georgetown, South Carolina. The plaintiffs allege trespass, nuisance, negligence and violation of State and Federal law in connection with the escape of "mill dust" and gases from Georgetown's steel mill into the atmosphere and onto the plaintiffs' property in Georgetown, South Carolina. The plaintiffs seek certification as a class in each case. The plaintiffs in these actions seek unspecified actual, compensatory and punitive damages. The Company believes the actions lack merit and intends to defend them vigorously.

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

         As of March 1, 1999, 100 shares of common stock of GST were outstanding, all of which were owned by GSI, and there were 43 record holders of the Common Stock of GSI.

ITEM 6:  SELECTED FINANCIAL DATA

         The following table sets forth selected historical financial data and other operating data of the Company for the five-year period ending December 31, 1998. The selected financial data have been derived from, and are qualified by reference to, the audited financial statements of the Company included elsewhere herein. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements, including the notes thereto.

                                                                  YEAR ENDED DECEMBER 31,
                                                                   (DOLLARS IN MILLIONS)
                                     --------------------------------------------------------------------------------
                                         1994          1995 (1)          1996 (1)      1997 (1)(11)          1998
                                     ------------     ----------       -----------     ------------       -----------

STATEMENT OF OPERATIONS DATA:
Net Sales                            $    455.3       $    539.8       $     815.9     $     809.7        $     831.8
Operating Costs and Expenses:
   Cost of Products Sold                  389.3            457.3             704.0           691.2              749.9
   Selling, General and
     Administrative Expenses               30.6             35.3              46.3            44.7               44.1
   Depreciation and Amortization            3.6             10.5              27.0            29.6               30.3
   Non-recurring Costs of
     Combining Operations (2)                                4.9
                                     ----------       ----------       -----------     -----------        -----------
Operating Profit (Loss)                    31.8             31.8              38.6            44.2                7.5
Net Interest Expense                       (8.9)           (22.9)            (42.4)          (41.1)             (41.0)
Equity in Income (Loss) of Joint
   Ventures                                 3.4              4.1               5.6             6.2               (1.8)
Fees From Joint Ventures                    1.4              1.4               2.4             2.7                3.5
Gain (Loss) on Disposition of
   Properties                                                                  (.1)                               6.1
Other, Net                                  0.2              (.6)               .2             1.0                1.1
                                     ----------       ----------       -----------     -----------        -----------

Income (Loss) From Continuing
   Operations Before Income Tax
    And Cumulative Effect of
    Accounting Change                      27.9             13.8               4.3            13.0              (24.6)
Income Tax Provision                      (12.4)            (7.1)             (3.8)           (6.5)               (.7)
                                     ----------       ----------       -----------     -----------        -----------

Income (Loss) From Continuing
   Operations Before Cumulative
   Effect of Accounting Change       $     15.5       $      6.7       $       0.5     $       6.5        $     (25.3)
                                     ==========       ==========       ===========     ===========        ===========

Net Income (Loss)                    $     13.5 (3)   $      6.1 (4)   $       6.4 (5) $     (16.1) (6)   $     (25.3)
                                     ==========       ==========       ===========     ===========        ===========

BALANCE SHEET DATA AT
   PERIOD END:
Total Assets                         $    259.6       $    715.2       $     715.7     $     646.3        $     634.1
Total Debt                                158.2            378.1             385.1           346.2              345.3
Stockholder's Equity (Deficit)            (29.9)           106.6             112.8            95.2               68.9

OTHER OPERATING DATA:
EBITDA (7)                           $     41.7       $     47.3       $      74.0     $      83.4        $      45.5
Net Cash Provided by (Used in):
   Operating Activities (8)                21.8              8.4              40.8            16.8               21.8
   Investing Activities (8)               (12.3)          (187.5)            (49.8)           21.9  (9)         (17.2)
   Financing Activities (8)                 1.9            170.2               7.0           (40.1) (9)           4.5
Capital Expenditures (10)                  34.5             48.3              42.2            25.1               22.1

(1) The Statement of Operations Data, Balance Sheet Data, and other operating Data have been restated to reflect the sale of the West Coast Wire Business. Accordingly, the results of operations, cash flows and net assets of this business have been classified as discontinued operations for all periods presented. The data for 1994 and 1995 are not comparable as the operations of Georgetown are not included prior to the October 5, 1995 acquisition date.

(2) Represents non-recurring charge for the costs of combining the operations of GST and Georgetown.

(3) Net of $2.0 million non-cash after-tax write-off of debt issuance costs.

(4) Includes net loss from discontinued operations of $0.6 million, net of related taxes.

(5) Reflects effect of a change in accounting for spare parts and supplies inventories of $3.6 million, net of related taxes. See Note 3 to the Consolidated Financial Statements. Also includes net income from discontinued operations of $2.4 million, net of related taxes.

(6) Includes net income from discontinued operations of $1.4 million, net of related taxes, and loss on disposal of discontinued operations of $24.0 million, net of related taxes.

(7) EBITDA is presented herein to provide additional information about the Company's ability to meet future debt service, capital expenditures and working capital requirements. EBITDA should not be considered as an alternative to net income, as an indicator of operating performance, or as an alternative to cash flows as a measure of liquidity, as such measures would be determined pursuant to generally accepted accounting principles. In addition, EBITDA should not be considered as an indicator that cash flow is sufficient for all of the Company's needs.

(8) This cash flow information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation."

(9) Includes $56.0 million in proceeds from sale of the West Coast Wire Business which were used to pay off outstanding debt.

(10)     Excludes purchases of businesses and joint venture investments.

(11) 1997 results were impacted by work stoppages which are estimated to have cost the Company $28.7 million in pre-tax earnings.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion provides an assessment of the Company's financial condition, results of operations and liquidity and capital resources and should be read in conjunction with the accompanying financial statements and notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

         The following table sets forth, for the years indicated, the Company's selected income statement data:

                                                                     FOR THE YEAR ENDED
                                                                        DECEMBER 31,
                                                                    (DOLLARS IN MILLIONS)
                                                           ---------------------------------------
                                                             1996            1997           1998
                                                           ---------      ---------      ---------

Net Sales                                                  $   815.9      $   809.7      $   831.8
Cost of Products Sold                                          704.0          691.2          749.9
Selling, General and Administrative Expenses                    46.3           44.7           44.1
Depreciation and Amortization                                   27.0           29.6           30.3
                                                           ---------      ---------      ---------

Operating Profit                                                38.6           44.2            7.5
Net Interest Expense                                           (42.4)         (41.1)         (41.0)
Gain (Loss) on Disposition of Properties                         (.1)                          6.1
Other Income (1)                                                 8.2            9.9            2.8
                                                           ---------      ---------      ---------
Income (Loss) From Continuing Operations
   Before Income Tax and Cumulative Effect of
   Accounting Change                                             4.3           13.0          (24.6)
Income Tax Provision                                            (3.8)          (6.5)           (.7)
                                                           ---------      ---------      ---------
Income (Loss) from Continuing Operations Before
   Cumulative Effect of Accounting Change                        0.5            6.5          (25.3)
Discontinued Operations                                          2.3          (22.6)
Cumulative Effect of Accounting Change                           3.6
                                                           ---------      ---------      ---------
Net Income (Loss)                                          $     6.4      $   (16.1)     $   (25.3)
                                                           =========      =========      =========

PERCENTAGE OF NET SALES:

Net Sales                                                      100.0%         100.0%         100.0%
Cost of Products Sold                                           86.3           85.4           90.2
Selling, General and Administrative Expenses                     5.7            5.5            5.3
Depreciation and Amortization                                    3.3            3.7            3.6
                                                           ---------      ---------      ---------

Operating Profit                                                 4.7            5.4             .9
Net Interest Expense                                            (5.2)          (5.1)          (4.9)
Gain (Loss) on Disposition of Properties                                                        .7
Other Income (1)                                                 1.0            1.3             .3
                                                           ---------      ---------      ---------
Income (Loss) From Continuing Operations
   Before Income Tax                                             0.5            1.6           (3.0)
Income Tax Provision                                            (0.4)          (0.8)
                                                           ---------      ---------      ---------
Income (Loss) From Continuing Operations Before
   Cumulative Effect of Accounting Change                        0.1            0.8           (3.0)
Discontinued Operations                                          0.3           (2.8)
Cumulative Effect of Accounting Change                           0.4
                                                           ---------      ---------      ---------
Net Income (Loss)                                                0.8%          (2.0)%         (3.0)%
                                                           =========      =========      =========


------------------

(1) Other Income includes Equity in Income of Joint Ventures, Fees from Joint Ventures and Other, Net.

SIGNIFICANT 1998 EVENTS

         RECENT MARKET CONDITIONS. The United States steel industry was adversely affected during 1998. Distressed economic conditions in other countries, particularly Asia, have resulted in record levels of imported steel products into the domestic market causing dramatic declines in selling prices industry-wide. While demand for the Company's wire rod products continued to be strong during 1998, average selling prices declined sharply. In December 1998, the Company, along with six other U.S. companies and the United Steelworkers of America, filed a petition with the U.S. International Trade Commission seeking action to limit wire rod imports which have caused serious harm to the industry. The Company's average wire rod selling prices declined 17% from the fourth quarter of 1997 to the fourth quarter of 1998.

         AMERICAN IRON REDUCTION LLC ("AIR"). The Company has a 50% interest in a Direct Reduced Iron ("DRI") joint venture which commenced operations in January 1998. This facility is capable of producing 1.2 million metric tons of DRI annually. However, during 1998, production was scaled back as market conditions caused scrap and scrap substitute demand and pricing to fall dramatically. The Company realized a net equity loss from this joint venture of $3.9 million. Additionally, sales of DRI to third parties were at negative margins of $7.4 million in 1998 and the high cost per metric ton of DRI utilized in the Company's steelmaking facilities contributed to an overall deterioration of gross margins.

         ANTITRUST CLAIM SETTLEMENT. The Company reached a settlement with one of its suppliers of electrodes arising out of antitrust investigations and claims against the supplier. As a result, the Company realized $7.6 million in pre-tax gains in 1998 from the combination of cash, settlement of outstanding invoices, and credits taken against current purchases from this supplier. The Company anticipates additional settlements from other electrode suppliers in 1999.

         JACKSONVILLE WORK STOPPAGE. The Company's collective bargaining agreement at its Jacksonville, Florida facility expired in April 1998. The Company was unable to reach agreement with the union and a work stoppage commenced. The Company re-staffed the facility with permanent replacement workers and production has returned to normal levels. In July 1998, the union notified the Company that the striking workers had accepted the Company's final offer as proposed by management before the work stoppage began. The striking workers were placed on a recall list and rehired, as positions became available.

         PROPERTY DISPOSITIONS. In June 1998, the Company completed the sale of its wholly-owned Peruvian subsidiary, Tubos Y Alcantarillas S.A., for $9.5 million resulting in a pre-tax gain on disposition of $5.2 million. Also in June 1998, the Company sold an idle plant in Cividale, Italy for $1.9 million resulting in a pre-tax gain on disposition of $1.1 million.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         NET SALES. Net sales for the year ended December 31, 1998 were $831.8 million compared to $809.7 million for the year ended December 31, 1997, an increase of $22.1 million or 2.7%.

         Wire rod volume in 1998 exceeded 1997 volume by approximately 36,000 tons, however, due to the significant decline in average wire rod selling prices of $24 per ton year to year, total wire rod sales increased only $2.1 million in 1998 to $409.9 million.

         Grinding media sales were $277.4 million in 1998 compared to $269.7 million in 1997. Domestically, volume was up approximately 9,200 tons reflecting recovery of volume lost during the 1997 Kansas City work stoppage. Internationally, volume was up 10,000 tons resulting primarily from significant expansion in the mining industry in South America where the Company has increased its market share.

         The Company's wire products sales were $84.4 million in 1998 compared to $86.7 million in 1997 resulting from an increase in volume of 3,500 tons, offset by a 5.4 % decrease in average selling prices.

         COST OF PRODUCTS SOLD AND GROSS MARGIN. Cost of products sold as a percent of net sales increased to 90.2% in 1998 from 85.4% in 1997. Margins were affected by declining average selling prices, losses on DRI sales and an approximate 5% increase in conversion costs, as partially offset by decreases in the average cost of scrap. The increase in the Company's conversion costs was caused, in part, by temporary production curtailments due to electrical power interruptions and shortages during the summer months of 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expense as a percent of sales decreased to 5.3% in 1998 from 5.5% in 1997 as a result of the Company's continuous focus on cost reductions.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for 1998 increased $0.7 million from 1997 to $30.3 million. This increase resulted from routine capital additions and improvements.

         NET INTEREST EXPENSE. Net interest expense remained constant at $41.0 million for 1998 compared to $41.1 million for 1997. Of this total, $1.8 million represents amortization of debt issuance costs for each year presented.

         OTHER INCOME. Other income, which is primarily equity income and fees from joint ventures, decreased to $2.8 million for 1998 from $9.9 million for 1997 due primarily to inclusion in 1998 of equity losses from AIR.

         INCOME TAXES. Income tax expense for 1998 was $0.7 million on a pre-tax loss of $24.6 million resulting in an effective tax rate which is not meaningful. Income taxes for 1997 were $6.5 million on pre-tax earnings from continuing operations of $13.0 million, an effective rate of 50.3%. The effective tax rate for the Company is effected by limitations on the Company's ability to currently utilize foreign tax credits and the non-deductibility of amortization and depreciation expense associated with the Georgetown acquisition. Changes in the mix of U.S. and foreign earnings also affect the rate of taxation.

         NET INCOME (LOSS). As a result of the factors discussed above, the Company had a net loss of $25.3 million in 1998 compared to income from continuing operations of $6.5 million in 1997.

SIGNIFICANT 1997 EVENTS

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

         KANSAS CITY WORK STOPPAGE AND RATIFICATION OF NEW LABOR AGREEMENT. In June 1997, the Company entered into a new 5 1/2 year labor agreement with the United Steel Workers of America ("USWA") covering workers at the Kansas City steel mill. The ratification of this contract occurred after a 10-week work stoppage. Management estimates that the strike resulted in a negative impact on pre-tax earnings of $21.9 million.

         TEMPE RATIFICATION OF NEW LABOR AGREEMENT. The collective bargaining agreement with employees at the Company's facility in Tempe, Arizona was due to expire in November 1997. The Company successfully negotiated a new contract which extends until November 2003.

         GEORGETOWN WORK STOPPAGE AND RATIFICATION OF NEW LABOR AGREEMENT. The Company's collective bargaining agreement at the Georgetown, South Carolina facility expired in December 1997. The Company and the USWA were unable to agree on the terms of a new agreement and a work stoppage commenced. In January 1998, the union ratified a new sixty-two month agreement and returned to work. Management estimates that this four-week work stoppage cost the Company approximately $6.8 million in pre-tax earnings.

         CONCEPCION RATIFICATION OF NEW LABOR AGREEMENT. The collective bargaining agreement with employees at the Company's facility in Concepcion, Chile expired in December 1997. The Company successfully negotiated a new contract which extends until December 2002.

         SOUTH AMERICAN EXPANSION. In 1997, the Company began capital projects at its existing South American grinding media operations that are expected to double the Company's previous capacity within the region. This expansion involves both new equipment and improvements to existing facilities.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

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

         Grinding media sales were $269.7 million in 1997 compared to $268.7 million in 1996. Domestically, volume was down approximately 22,600 tons reflecting lost volume during the Kansas City work stoppage. Internationally, volume was up 23,400 tons resulting primarily from significant expansion in the mining industry in South America where the Company has substantially increased market share with several significant customers at slightly reduced prices.

         The Company's wire products sales were down $10.8 million in 1997 compared to 1996 reflecting increased competition from imports. Additionally, the Company's sales of billets to third party purchasers were down $26.9 million as the Company increased its internal consumption of billets. Of 160,000 tons shipped, 115,000 were shipped to Kansas City for use in production.

         COST OF PRODUCTS SOLD AND GROSS MARGIN. Cost of products sold as a percent of net sales decreased to 85.4% in 1997 from 86.3% in 1996 resulting in increased gross profit margin from 13.7% in 1996 to 14.6% in 1997. Wire rod conversion costs for the full year 1997 were comparable to 1996, but reflected significant spikes during the strikes at Kansas City and Georgetown, which were offset by continued production improvements and efficiencies in the non-work stoppage quarters. Grinding media conversion costs were approximately 9% higher in 1997 than in 1996 due to the effects of the work stoppage and resulting decline in domestic volume.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expense as a percent of sales decreased to 5.5% in 1997 from 5.7% in 1996 as a result of the Company's cost reduction program.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for 1997 increased $2.6 million from 1996 to $29.6 million. This increase results from capital additions and improvements.

         NET INTEREST EXPENSE. Net interest expense decreased to $41.1 million for 1997 from $42.4 million for 1996. The decrease reflects a reduction in the borrowings under the revolver as the proceeds from the sale of the West Coast Wire Business were used to repay amounts outstanding.

         OTHER INCOME. Other income, which is primarily equity income and fees from joint ventures, increased to $9.9 million for 1997 compared to $8.1 million for 1996 due primarily to inclusion in 1997 of a full year of equity earnings and fees from Siderperu investment made in March 1996 and to improvements in Siderperu's operations since it has been managed by the Company.

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

         INCOME (LOSS) FROM CONTINUING OPERATIONS. As a result of the factors discussed above, the Company had income from continuing operations of $6.5 million for 1997 compared to $0.5 million for 1996.

         NET INCOME (LOSS). After the $23.9 million loss on the disposal of the West Coast Wire Business, the Company experienced a net loss for 1997 of $16.1 million compared to net income of $6.4 million for 1996 after the cumulative effect of an accounting change which increased 1996 net income by $3.6 million.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1998, the Company had total cash and cash equivalents of $10.7 million, an increase of $7.3 million from December 31, 1997. Operating activities provided $21.8 million of cash during 1998 composed primarily of a net loss of $25.4 million, non-cash depreciation and amortization of $30.3 million and a non-cash gain on disposition of properties of $6.1 million. Dividends from joint ventures were $6.5 million. Changes in deferred taxes provided $5.1 million of operating cash and changes in current assets and liabilities for the year provided operating cash of $8.0 million. The Company used $17.2 million in investing activities composed of capital improvements of $22.1 million and investment in joint ventures of $6.5 million as partially offset by proceeds of $11.3 million from the dispositions discussed above. Financing activities provided $4.5 million from net borrowings.

         While management believes that funds available from the Company's cash flow from operations and credit facilities will be sufficient, in the aggregate, to fund planned working capital and capital expenditure requirements for 1999, management continues to evaluate alternative sources of funds. There are fluctuations in the Company's working capital needs over the course of a year, generally influenced by various factors such as seasonality in some product lines, inventory levels and the timing of raw material purchases. Due to the cyclical nature of the Company's business, management believes that it is important for the Company to maintain borrowing facilities in excess of working capital requirements.

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

         The Company manages its liquidity needs on a consolidated basis with borrowings available under the Revolving Credit Facility (as defined below), a revolving credit facility at MEI and various credit facilities available at its international subsidiaries and joint ventures. See "Certain Relationships and Related Transactions -- Description of Indebtedness." Management believes that cash flows from operations, after being adversely impacted in late 1998 and early 1999 by depressed market conditions as discussed herein, will begin to improve due to the ongoing benefits of its business strategy, planned pricing increases, including its cost reduction program and capital investment projects.

         Borrowings under the Revolving Credit Facility bear interest at a floating rate. Increases in prevailing rates could adversely affect the Company's cash flow. See "Certain Relationships and Related Transactions -- Description of Indebtedness." To the extent that the interest rate on the Revolving Credit Facility increases or the principal amount outstanding increases, there will be corresponding increases in the Company's interest obligations. Under the Revolving Credit Facility, the Company's availability is $120.0 million (subject to a borrowing base limitation). As of December 31, 1998, the unused availability under the Revolving Credit Facility was $42.0 million, and $10.0 million of letters of credit were outstanding.

ENVIRONMENTAL MATTERS

         The Company has made, and will continue to make, capital expenditures as necessary to comply with environmental requirements. Because environmental requirements are subject to change and are becoming increasingly stringent, the Company's capital expenditures for environmental compliance may increase in the future. The Company has established reserves for certain future costs and liabilities associated with environmental matters. As of December 31, 1998, the Company had recorded a reserve of approximately $2.4 million for environmental matters. The Company believes these reserves are adequate in light of certain indemnifications described below. See Note 15 to the Consolidated Financial Statements of the Company for additional information. There can be no assurance, however, that future environmental costs and liabilities will not exceed the established reserves. The Company believes, based upon information currently available to management, that it will not require expenditures to maintain compliance with environmental requirements which would have a material adverse effect on its consolidated financial condition or results of operations.

         As is the case with steel producers in general, if a release of hazardous substances occurs on or from the Company's properties or any associated offsite disposal locations, the Company may be held jointly and severally liable under CERCLA, the Resource Conservation and Recovery Act ("RCRA"), or similar state requirements. The amount of any such liability could be material. Although the Company endeavors to carefully manage its wastes, it is possible that in the future the Company or its subsidiaries may be identified as a PRP with respect to various waste disposal sites due to the fact that liability under CERCLA is strict and retroactive. There can be no assurance that future costs or damages associated with identified or unidentified sites will not have a material adverse effect on the financial condition or results of operations of the Company.

         The Company has from time to time been, and presently is, the subject of administrative proceedings, litigation or investigations relating to environmental matters. The Company's Kansas City mini-mill is subject to a Consent Order regarding air emissions. The Georgetown, SC mini-mill and DRI plant are involved in an air emissions permit modification process and ongoing discussions regarding compliance issues and inspections by the state environmental agency. The Georgetown, SC facilities are subject to Consent Orders with the state environmental agency regarding air and wastewater matters. The Kansas City mini-mill is involved in a water discharge permit renewal process with the state environmental agency, which is currently on administrative appeal. The Jacksonville, FL facility is subject to a Consent Order regarding soil and groundwater cleanup. The Sanderson, FL facility is subject to a Unilateral Administrative Order from the United States Environmental Protection Agency (the "USEPA") regarding stormwater discharges. Georgetown Steel Corporation, GSTOC and MEI have signed a Consent Order with the USEPA regarding remediation at the Palmerton Superfund Site. The Tempe, Arizona facility is involved in air emissions permit discussions. Several of the Company's properties are listed in CERCLIS or equivalent state lists. The Company through its operating units has been named as a PRP at several off-site locations where wastes were sent. Through cost sharing agreements, permits and consent orders the Company is addressing requirements at these locations. The Company has agreed to indemnify the purchaser of its former Tree Island Industries facility with respect to the Operating Industries Superfund Site matter involving remediation at Monterey Park, CA. Although the Company does not believe that current proceedings, litigation or investigations will have a material adverse effect on its consolidated financial condition or results of operations, there can be no assurance that future costs or damages relating to such proceedings, litigation or investigations will not exceed established reserves.

         Georgetown Steel Corporation is the defendant in three related suits filed in 1998 by certain private plaintiffs in Georgetown, South Carolina. The plaintiffs allege that their properties have been damaged from the escape of "mill dust" from Georgetown's steel mill. The plaintiffs seek class action status for all owners of real property, cars and boats within a five-mile radius of the steel mill and recovery of unspecified actual, compensatory and punitive damages. See "Legal Proceedings" for additional information regarding these suits.

         Subject to certain limitations, the Company is indemnified for certain environmental matters, including those referred to herein. Armco has indemnified GST for matters including contamination at the inactive Ishpeming, Michigan facility, and certain matters at the Kansas City facility and the Duluth facility. Capitol Castings, Inc. has indemnified MEI for groundwater contamination at the Tempe, Arizona facility, and Ivaco Inc. has indemnified the Company with respect to some soil contamination at the Jacksonville, FL site and has indemnified the Company for groundwater contamination at the Jacksonville, FL and Sanderson, FL facilities. Horsehead Resource Development Corporation has indemnified the Company in connection with the Palmerton Superfund Site in which Georgetown Steel Corporation, GSTOC and MEI are involved. AmeriSteel Corporation, Nucor Corporation and Nucor Yamata Steel Company have indemnified the Company regarding the Stoller Chemical Superfund Site. Although the Company believes such indemnifications are adequate to cover these matters, if a matter is not fully covered by these indemnities, or if the indemnitor fails to provide indemnification, the Company may be responsible for such matters.

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

         The Year 2000 program has been designed around phases which include management awareness, system inventory and assessment, modification or replacement, testing, contingency planning, business partner communication, an external audit, and employee awareness. A Year 2000 team has been established at each location. Specific action plans and timelines have been established at each of the locations and periodic meetings are held to monitor progress.

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

         The Company is currently in the program modification and replacement phase of its program. Business systems are being addressed at the local level and process systems are being addressed, with the assistance of system vendors, on a local as well as a corporate level for information sharing. The Company expects to have this modification/replacement phase of its program completed by the end of the second quarter 1999 (with the exception of the implementation of a new system in its steelmaking shops, which should be completed by the end of the third quarter 1999).

         Testing of individual systems is conducted as the systems are changed or modified. Test plans for integrated systems indicate that this stage of testing will be completed during the second quarter of 1999. By June 30, 1999 the Company expects to have its Year 2000 program complete for local manufacturing, infrastructure, support and facility systems except as noted above. At that point, an audit will be conducted to verify compliance. This time frame will allow for the completion of further testing as required and the presentation of an employee awareness training session to assure that all employees, from the factory floor to the executive offices, are familiar with the Year 2000 situation and are prepared for any undiscovered possibilities.

         Management has determined that the costs for correction of the Year 2000 issues, including any software and hardware changes required by these issues as well as the cost of personnel dedicated to this project will be approximately $3 million, with approximately one-half of this amount expended to-date.

         The Company's Year 2000 program includes communications with its outside business partners to prepare for Year 2000 readiness. The Company is using letters to request information from it suppliers and other partners to determine their Year 2000 compliance. If a business partner indicates that it will not be ready for the Year 2000, the Company will develop a contingency plan to address the issue, which might include changing partners.

         At the present time, the Year 2000 team is developing contingency plans assuming a variety of possible scenarios. These scenarios will include the possibilities of non-compliance difficulties from the standpoint of a customer, supplier, or internal manufacturing support function. How these scenarios are used will depend on the results of the testing programs over the next six to nine months. The Company's goal is to have a completed contingency plan in place in the third quarter of 1999, based on information received from its customers and suppliers relative to their compliance with Year 2000 issues.

TAX MATTERS

         Prior to 1997, the Company recorded deferred tax liabilities for U.S. income tax and foreign withholding tax on the entire amount of unremitted earnings of its foreign subsidiaries and joint ventures. Historically, the Company has repatriated only a portion of the earnings of its foreign subsidiaries and joint ventures. Therefore, beginning in 1997, the deferred tax liabilities have been adjusted so that U.S. income taxes and foreign withholding taxes are not provided on the portion of foreign unremitted earnings that is expected to be invested abroad indefinitely. The Company continues to provide taxes on the portion of the foreign unremitted earnings that is expected to be repatriated. The Company would be required to record additional tax if it received foreign dividends or liquidation proceeds in excess of the amounts expected to be repatriated.

         The Company's federal income tax returns have included deductions for certain net operating losses ("NOLs"), which deductions reduced its tax liabilities in 1995 and prior years. The Company has recorded deferred tax benefits for tax net operating loss carryforwards of $102.0 million as of December 31, 1998 which will be used to offset future taxable income. The Company's tax returns are currently under audit by the Internal Revenue Service ("IRS"). It is impossible to predict with certainty the outcome of any potential IRS examinations, and thus no assurance can be given that tax adjustments will not exceed reserves established by the Company.

RISK FACTORS

         During 1998 and continuing into early 1999, the Company's results have been negatively impacted by market conditions within the domestic steel industry. Distressed economic conditions in other countries, particularly in Asia, have resulted in record levels of low priced steel imported into the U.S. causing dramatic declines in selling prices industry-wide. In December 1998, the Company, along with other U.S. companies and the Untied Steelworkers of America, filed a petition with the U.S. International Trade Commission seeking action to limit wire rod imports which have caused serious harm to the industry. Until such time as the U.S. government intervenes with trade sanctions or the foreign economic situation improves, the Company's financial performance could continue to be adversely impacted by these factors. The Company is currently in compliance with its debt covenants (see Note 10 to the Consolidated Financial Statements of the Company "Notes Payable and Long Term Debt"). However, should market conditions experience further deterioration, the Company could violate one or more of its covenants within the next twelve months. The Company is evaluating its alternatives in the event that it is unable to comply with its debt covenants.

         Due primarily to the market conditions previously discussed, AIR produced at a level of approximately 54% of its design capacity during 1998. Consequently, under existing market conditions, the Company is paying prices for DRI to AIR to cover the cash cost of production plus interest and capital requirements that exceed the current depressed market price for DRI and other scrap substitutes. Until these market conditions improve, the Company may be exposed to continuing losses associated with AIR which could be material to the Company's financial performance. The financial statements do not reflect any accrual for any future loss exposures related to AIR, or any adjustments to the carrying value of the Company's investment in AIR. See Note 6 to the Consolidated Financial Statements of the Company for additional information.

          In March 1999, several of the Company's competitors announced increases in wire rod selling prices by $15 to $25 per ton. Additionally, a new bill, which would impose quota limits on steel imports and enhance the steel import monitoring system was introduced to the U.S. Congress. The new bill is expected to be brought to the full floor of Congress for a vote in March 1999 and if passed, could significantly relieve the industry's pressure from imports. The Company has announced similar wire rod price increases effective April 1, 1999 and considers the recent pricing and legislative activity to be the beginning of a general recovery for the domestic steel industry.

          The Company intends to aggressively pursue reductions in its conversion costs, particularly at its Kansas City mini-mill. The Company will also continue to carefully evaluate capital spending and invest only when anticipated economic returns clearly exceed cost and when necessary to ensure proper maintenance of equipment.

OTHER MATTERS

          Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and displaying comprehensive income and its components.

ITEM 7 A: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          The market risk inherent in the Company's financial instruments represents potential changes in interest rates. The Company manages interest rate risks maintaining certain ratios of fixed to variable rate debt. The Company does not currently use derivative financial instruments.

          At December 31, 1998, the Company had variable rate borrowings of $85.4 million. Assuming a hypothetical change in interest rates of 10%, the Company would incur an additional $0.4 million in interest expense on variable rate borrowings.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index to Consolidated Financial Statements which appears on page 49 herein.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Directors of GST and GSTOC are elected at their respective annual meetings of stockholders to serve during the ensuing year or until a successor is duly elected and qualified. Executive officers of GST and GSTOC are elected annually by the Board of Directors of GST and GSTOC, respectively, to serve during the ensuing year or until a successor is duly elected and qualified. GST's and GSTOC's Boards of Directors currently consist of four members each. In connection with the Georgetown acquisition, GSI, GECC, Leggett & Platt, the Bain Funds ( as defined under Note (1) under "Security Ownership of Certain Beneficial Owners and Management"), Mr. O'Malley, the Government of Kuwait (the "GOK") and certain other stockholders of GSI (the "Stockholder Parties") entered into the Second Amended and Restated Stockholders Agreement (the "Stockholders Agreement") dated October 5, 1995. Under the Stockholders Agreement, the Stockholder Parties agreed to vote all of their shares of GSI Common Stock and to take all other necessary actions (i) to allow the GOK to select two representatives to the Board of Directors of GSI, so long as certain securities issued in connection with the Georgetown acquisition are outstanding, and (ii) to allow the holders of a majority of the shares held by the Bain Funds to select the remaining representatives to the Board of Directors of GSI so long as the Bain Funds and certain other persons own at least 60% of the Common Stock which it purchased pursuant to the Stock Purchase Agreement dated October 5, 1995. The following table sets forth certain information with respect to the directors and executive officers of GST and GSTOC as of March 1, 1999.

Name                                Age              Position
----                                ---              --------

Roger R. Regelbrugge                68               Chairman and Director

Mark G. Essig                       41               President, Chief Executive Officer and
                                                     Director

Luis E. Leon                        46               Senior Vice President - Finance
                                                     Chief Financial Officer, Treasurer and
                                                     Assistant Secretary

David M. Yarborough                 48               Senior Vice President - Mining Products

David O. Shelley                    49               Vice President and Controller

Richard Luzzi                       47               Vice President - Human Resources

Ronald S. Mulhauser                 63               Vice President - Purchasing and Transportation

George A. Goller                    54               Vice President - Technology and Product
                                                     Development

Paul B. Edgerley                    43               Director

John J. O'Malley                    51               Director

ROGER R. REGELBRUGGE has been a Director and Chairman of GST and GSTOC since the Georgetown acquisition. From the Georgetown acquisition until the appointment of Mr. Essig, he also served as Chief Executive Officer. Previously he served as Chairman and Chief Executive Officer of Georgetown Industries, having joined Georgetown in 1974. He served as President and Chief Executive Officer of Georgetown from 1977 to 1996 and as a director of Georgetown from 1975 to 1996. Mr. Regelbrugge is a director and member of the Policy and Planning Committee of the AISI, a director of the Steel Manufacturers Association, a member of the Advisory Board of the Fuqua School of Management at Duke University and a member of the Board of Trustees of Belmont Abbey College.

MARK G. ESSIG has been a Director, President and Chief Executive Officer of GST and GSTOC since January 1998. Prior to joining the Company, Mr. Essig served in various capacities at AK Steel Corporation. Most recently, Mr. Essig was Executive Vice President, having joined AK Steel in 1992 as Vice President-Employee Relations and Assistant to the Chief Executive Officer. He became Vice President of Sales and Marketing of AK Steel in 1993 and advanced to the position of Executive Vice President in 1994. Prior to joining AK Steel he served as Vice President of Finance and Administration and Chief Financial Officer for Washington Steel Corporation in Washington, Pennsylvania.

LUIS E. LEON has been Senior Vice President - Finance, Chief Financial Officer, Treasurer and Assistant Secretary of GST and GSTOC since October 1995. Mr. Leon joined the Company in November 1994 as Vice President, Chief Financial Officer and Treasurer. From May 1991 to October 1994, Mr. Leon was Vice President, Chief Financial Officer and Treasurer for Wyman-Gordon Company. From 1986 through May 1991, Mr. Leon served as Corporate Treasurer for Milton Roy Company. Prior to joining Milton Roy Company, Mr. Leon held various treasury and financial management positions with Kerr-McGee Corporation, American Express Company, Money Order Division and numerous banking positions with United Bank of Denver (now known as Norwest Bank).

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

RICHARD D. LUZZI has been Vice President - Human Resources since June 1998. Mr. Luzzi joined the Company after serving as Vice President of Human Resources for Lukens, Inc. from 1993 to 1998. Prior to that Mr. Luzzi held various positions in Human Resources during his 13-year career with Rockwell International.

RONALD S. MULHAUSER has been Vice President - Purchasing and Transportation since May 1998. From 1994 to 1997 Mr. Mulhauser was Vice President - Purchasing and Transportation for AK Steel Corporation. Prior to that Mr. Mulhauser held various management positions at US Steel Corporation.

GEORGE A. GOLLER has been Vice President - Technology and Product Development of GST and GSTOC since November 1995 and a Vice President of GST and GSTOC since November 1993. From December 1990 to November 1993, Mr. Goller was Director of Business Development for a division of Armco. From 1964 to 1992, Mr. Goller served in various capacities with Armco, including Metallurgy Coordinator at the Kansas City mini-mill, Commercial Manager and Senior Product Engineer at the Ishpeming, Michigan facility, and Director of the High Chrome Cast technical development group.

PAUL B. EDGERLEY has been a Director of GST since July 1993 and served as Vice President and Director from November 1993 until February 1997. Mr. Edgerley has been a managing director of Bain since May 1993 and has been a general partner of Bain Venture Capital since 1990. Mr. Edgerley was a principal of Bain Capital Partners from 1988 through 1990. Mr. Edgerley is also a director of AMF Group, Inc., Steel Dynamics, Inc., American Pad & Paper, Walco International, Anthony Crane, Midwest of Cannon Falls and Sealy.

 JOHN J. O'MALLEY has been a Director of GST and GSTOC since November 1993. Mr. O'Malley has been an Executive Vice President of Bain since 1993. From 1991 to 1993, Mr. O'Malley was President and Chief Executive Officer of Robertson Ceco, an international construction products and engineering company. From 1986 to 1991, he was Executive Vice President of HMK Group Inc., a diversified manufacturing and services company. Mr. O'Malley is also a director of Wesley Jessen Vision Care, Inc.

ITEM 11: EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

         Set forth below is information for the fiscal years ended December 31, 1996, 1997 and 1998 with respect to compensation for services to the Company of the following individuals: (1) the Chief Executive Officer of GST and GSTOC,
(2) the Chairman and Director of GST and GSTOC and (3) the three most highly compensated executive officers of GST and GSTOC (other than the Chief Executive Officer) during 1998.

                           SUMMARY COMPENSATION TABLE

                                                         ANNUAL COMPENSATION
                                           -----------------------------------------------
                                                                                           LONG-TERM
                                                                      OTHER ANNUAL         COMPENSATION    ALL OTHER
NAME AND PRINCIPAL POSITION      YEAR      SALARY ($)    BONUS ($)    COMPENSATION($)(1)   OPTIONS(#)(2)   COMPENSATION($)(3)
-----------------------------------------------------------------------------------------------------------------------------

Mark G. Essig                   1998       $550,000      $450,000         $11,658                           $814,054
     President, Chief           1997 (4)                                                    450,000
     Executive Officer          1996
     and Director

Roger R. Regelbrugge            1998       $650,000      $195,000         $26,727                           $ 34,397
     Chairman and Director      1997       $650,000      $694,950$          9,754            25,000         $ 34,397
                                1996       $612,500      $339,938$          8,958               ---         $ 34,397

Luis E. Leon                    1998       $255,833      $ 51,167         $17,352                           $11,572
     Senior Vice President -    1997       $245,000      $174,628         $12,329            20,000         $11,498
     Finance, Chief Financial   1996       $220,000      $ 81,400         $49,420               ---         $57,019
     Officer and Assistant
     Secretary

David M. Yarborough             1998       $242,833      $ 48,567         $16,808                           $  3,424
     Senior Vice President-     1997       $227,500      $196,616         $56,155            20,000         $  3,238
     Mining Products            1996       $190,000      $ 52,725         $ 5,267               ---         $  2,680

Richard D.Luzzi                 1998 (5)   $ 96,462      $ 14,469         $ 4,816            90,000         $  1,359
     Vice President             1997
     Human Resources            1996            ---           ---             ---               ---              ---

         --------------------
(1) Other annual compensation reflects certain incidental perquisites and benefits.

(2) For additional information concerning the grant of options in 1998, see "-- Stock Options" below. Options shown are options to purchase common stock of GSI.

(3) Other Compensation paid to Mr. Essig in 1998 consists of $333,334 which is part of a $1,000,000 payment to be paid over a three year period in connection with his initial employment, a payment of $350,000 which was a part of a bonus program at AK Steel which he forfeited by joining the Company and reimbursement of certain relocation expenses of $127,148. Other compensation paid to Mr. Regelbrugge consists of certain life insurance premiums paid by the Company on Mr. Regelbrugge's behalf in the amount of $30,825 in 1998, 1997 and 1996. See "--Mr. Regelbrugge's Employment Arrangements." The amount shown for 1996 for Mr. Leon includes reimbursement of certain relocation expenses of $49,519. Mr. Leon participates in a 401(k) plan with a Company match. The amounts related to this plan for 1998 and 1997 were $4,800 and for 1996 the amount was $4,500. Mr. Leon also participates in a profit sharing plan and contributions on his behalf in 1998 and 1997 were $3,200 and for 1996 the amount was $3,000.

(4)      Mr. Essig joined the Company in January 1998.

(5) Mr. Luzzi joined the Company in June 1998. His 1998 compensation relates to amounts paid from his employment date. Mr. Luzzi's annual salary is $190,000.

STOCK OPTIONS OF GSI

     The following table sets forth information regarding stock options in the Common Stock of GSI granted during the Company's fiscal year ended December 31, 1998.

                             OPTION GRANTS IN 1998

                                                                                             POTENTIAL REALIZABLE
                                                                                             VALUE AT ASSUMED
                                                                                             ANNUAL RATES
                                            INDIVIDUAL GRANTS                                OF STOCK PRICE
                     --------------------------------------------------------------------    APPRECIATION FOR
                     NUMBER OF        PERCENT OF TOTAL                                       OPTION TERM (2)
                     SECURITIES       OPTIONS GRANTED     EXERCISE OR                        --------------------
                     UNDERLYING       TO EMPLOYEES IN     BASE PRICE       EXPIRATION
      NAME           OPTIONS(#) (1)   FISCAL YEAR (%)     ($ PER SHARE)       DATE             5% ($)     10% ($)
-----------------------------------------------------------------------------------------   ---------------------

Richard D. Luzzi      90,000            42.45%               $7.00          6/29/08         $410,481     $653,623

   -----------------------------------
   (1) Such options were granted on June 29, 1998 pursuant to a stock option agreement between GSI and the above named executive. The options vest and become exercisable at 5% per quarter beginning on September 30, 1998.

   (2) Represents the value of the options granted at the end of the option term if the market price of shares of Common Stock on the date of grant were to appreciate annually by 5% and 10%, respectively, based on the assumed fair market value of $2.80 per share as of the grant date.

         The following table sets forth information concerning outstanding options in the Common Stock of GSI held by Mr. Essig and the other named executives during the Company's fiscal year ended December 31, 1998. No executive officer exercised options during 1998.

        AGGREGATED OPTION EXERCISABLE IN 1998 AND YEAR-END OPTION VALUES

                            NUMBER OF SECURITIES UNDERLYING    VALUE OF UNEXERCISED
                            UNEXERCISED OPTIONS AT             IN-THE-MONEY OPTIONS AT
                            DECEMBER 31, 1998 (#)              DECEMBER 31, 1998 ($) (1)
                            ---------------------              -------------------------
         NAME               EXERCISABLE   UNEXERCISABLE        EXERCISABLE   UNEXERCISABLE
         ----               -----------   -------------        -----------   -------------

Mark G. Essig                    90,000         360,000                 --              --
Roger R. Regelbrugge            339,286          10,714                 --              --
Luis E. Leon                    126,000          74,000                 --              --
David Yarborough                 78,000          42,000                 --              --
Richard D. Luzzi                  9,000          81,000                 --              --

(1) Year end value is based on an assumed fair market value of $2.80 per share, less the applicable aggregate option exercise price(s) of in-the-money options, multiplied by the number of unexercised in-the-money options which are exercisable and unexercisable, respectively.

MR. REGELBRUGGE'S EMPLOYMENT ARRANGEMENTS

         Mr. Regelbrugge and GSI are parties to an employment agreement (the "Regelbrugge Agreement"), dated October 5, 1995 and amended on April 28, 1997, pursuant to which Mr. Regelbrugge served as the Chairman and Chief Executive Officer of GSI, GST and GSTOC until December 31, 1997. Mr. Regelbrugge has also agreed to serve as a Director of GSI through December 31, 1999, or such alternate date as may be determined by the shareholders of GSI; provided, however, that Mr. Regelbrugge will have no further obligation to serve as a Director of GSI if a new chairman is designated prior to April 1, 1999. Under the Regelbrugge Agreement currently in effect, Mr. Regelbrugge is entitled to receive (i) a base salary at the annual rate of $650,000 through December 31, 1998, (ii) a base salary at the annual rate of $260,000 from January 1, 1999, through March 31, 1999, (iii) a base salary at the annual rate of no less the $200,000 from April 1, l999 through December 31, 1999, and (iv) an annual incentive bonus based on the Company achieving certain performance targets. Until March 31, 1999 Mr. Regelbrugge will not be required to devote more than 40% of his time and energy to the furtherance of the business of GSI, GST and GSTOC. Commencing April 1, 1999 and continuing through December 31, 1999, Mr. Regelbrugge will not be required to devote more than ten days each calendar quarter to the furtherance of the business of GSI, GST and GSTOC. Beginning on January 1, 1998, Mr. Regelbrugge is entitled to advise or work for another individual, firm or corporation provided that it does not unreasonably interfere with his duties under the Regelbrugge Agreement and that such other individual, firm or corporation is not directly in competition with GSI and its subsidiaries within a specified territory. The Regelbrugge Agreement also entitles Mr. Regelbrugge to certain privileges and benefits, including participation in the Company's management employee benefit plans in effect from time to time and in a supplemental executive retirement plan established and maintained by GSI (the "GSI SERP"). The GSI SERP will provide Mr. Regelbrugge with retirement benefits as described under Pension and Retirement Plans.

         Mr. Regelbrugge also has entered into a Stock Option Agreement dated October 5, 1995 and amended on July 31, 1997 (the "1995 Stock Option Agreement") and a Stock Option Agreement dated September 1, 1997 (the "1997 Stock Option Agreement") with GSI. Pursuant to both the 1997 Stock Option Agreement and the 1995 Stock Option Agreement, he received options to purchase Common Stock of GSI. The options granted under the 1995 Stock Option Agreement are non-qualified and fully vested and exercisable. The options granted under the 1997 Stock Option Agreement are non-qualified and become exercisable at the rate of 3.57143% on the last day of each month beginning September 30, 1997, if Mr. Regelbrugge is employed by the Company on such date, subject to the options becoming exercisable at an earlier date upon the occurrence of certain change of control transactions. Both the 1995 Stock Option Agreement and the 1997 Stock Option Agreement provide for certain transfer restrictions with respect to the Option Stock.

MR. ESSIG'S EMPLOYMENT ARRANGEMENTS

         Mr. Essig and GSI are parties to an Employment Agreement (the "Essig Agreement") dated December 11, 1997 pursuant to which Mr. Essig will serve as President and Chief Executive Officer of GSI, GST and GSTOC until the Essig Agreement is terminated by either Mr. Essig or GSI by giving sixty days prior written notice of termination or until Mr. Essig's death or his involuntary termination of employment with or without good reason (as defined). Under the Essig

Agreement, Mr. Essig is entitled to receive (i) an annual base salary at the rate of $550,000, (ii) a signing bonus of $1,000,000 payable in three equal annual installments provided, however, that the second and third installments will be due only if Mr. Essig's employment has not been terminated for cause by GSI or terminated without good reason by Mr. Essig, and (iii) an annual incentive bonus based on the Company achieving certain performance targets, with a minimum bonus for 1998 of $450,000. The Essig Agreement prohibits Mr. Essig from engaging in certain competitive activities generally and from using or disclosing certain "confidential" or "proprietary" information during his term of employment and for a period of two years after the termination of his employment. Additionally, the Essig Agreement entitles Mr. Essig to reimbursement of expenses of relocation and certain other perquisites and benefits, including participation in all the Company's benefit plans applicable to the Company's executive officers generally and the GSI SERP. The GSI SERP will provide Mr. Essig with retirement benefits as described under Pension and Retirement Plans.

         In the event of Mr. Essig's termination of employment by GSI without "cause" or by Mr. Essig with "good reason", Mr. Essig is, in general, entitled to (a) a lump sum payment equal to twice the amount of his annual base salary then in effect, (b) an annual incentive bonus for the calendar year of the termination and for the ensuing calendar year payable when bonuses are paid to other employees under the annual incentive bonus plan, (c) continued vesting under the Essig Stock Option Agreement and under the GSI SERP for a period of two years, and (d) continuation of certain benefits and other contract rights; provided, however, if GSI gives Mr. Essig written notice on or before July 1, 200l, Mr. Essig's payments and other termination benefits will be modified in certain respects based upon his length of service at termination and the time periods of the competitive restrictions and prohibition against disclosure of "confidential" or "proprietary" information placed upon Mr. Essig following the termination of his employment will be decreased from two years to one year. Mr. Essig is also party to an Indemnification Agreement that is similar in content and scope to that provided to the other directors and officers of GSI.

         Mr. Essig has also entered into a stock option agreement (the "Essig Stock Option Agreement") with GSI pursuant to which he received options to purchase up to 450,000 shares of common stock of GSI at an exercise price of $7.00 per share. The options are non-qualified and become vested and exercisable at the rate of 5% on the last day of each calendar quarter, beginning with the quarter ending March 31, 1998, if Mr. Essig is employed by the Company of such date, subject to the options becoming exercisable at an earlier date upon the occurrence of certain change of control transactions. Mr. Essig's options will expire on the earlier of December 31, 2007 or the date of the termination of Mr. Essig's employment with the Company for any reason other than death or disability (as defined); provided, however, that Mr. Essig will have until the tenth anniversary of the date of the Essig Stock Option Agreement to exercise the options with respect to vested options.

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

OTHER MANAGEMENT AGREEMENTS

         Mr. Leon has entered into a management agreement with the Company (the "Management Agreement") pursuant to which Mr. Leon acquired shares of GSI Common Stock and options to purchase Common Stock. The terms of the Management Agreement provides that (i) the GSI Common Stock held by Mr. Leon is subject to purchase by GSI and the Bain Funds, at their option, in the event the executive is no longer employed by the Company as of a stated date, (ii) if Mr. Leon's employment with the Company is terminated, the purchase price to GSI and the Bain Funds for Mr. Leon's shares of GSI Common Stock is either the original value or the fair market value thereof, depending on whether the termination was for "cause" or voluntary termination other than for "good reasons," and
(iii) the purchase option held by GSI and the Bain Funds terminates upon the first to occur of (A) a sale of GSI, or (B) GSI becoming a reporting company under the Securities Exchange Act of 1934 as a result of the registration of its common equity securities thereunder and the Bain Funds and their affiliates collectively ceasing to own at least 50% of the aggregate number of shares of GSI Common Stock held by the Bain Funds as of August 17, 1995. In addition, the Management Agreement also provides for certain transfer restrictions with respect to the GSI Common Stock and options to purchase GSI Common Stock granted to Mr. Leon thereunder. The terms of the Management Agreement provides for certain restrictions on Mr. Leon's ability to compete with the Company following his termination of employment with the Company. The Management Agreement also provides that Mr. Leon is entitled to receive a payment equal to two years' base salary upon his termination of employment under certain circumstances prior to GSI's completing a sale of its equity securities pursuant to a registration statement filed under the Securities Act of 1933, and there are certain variations in Mr. Leon's option terms. For additional information, see "-- Stock Options", "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions -- Certain Transactions."

         Mr. Yarborough entered into a separate stock option agreement with GSI on terms that are generally similar to Mr. Regelbrugge's Stock Option Agreement described above. Mr. Yarborough's stock option agreement was entered into as of October 5, 1995, and provides that (i) the options granted pursuant thereto vest at a rate of 20% each year for the five years following the date of the respective stock option agreement, and (ii) the purchase option held by GSI and Bain does not terminate if the executive remains employed with the Company as of a certain date, but instead terminates only upon the first to occur of (A) a sale of GSI, or (B) GSI becoming a reporting company under the Securities Exchange Act of 1934 as a result of the registration of its common equity securities thereunder and the Bain Funds and their affiliates collectively ceasing to own at least 50% of the aggregate number of shares of GSI Common Stock held by the Bain Funds as of the date of the stock option agreement.

         Mr. Luzzi entered into a stock option agreement (the "Stock Option Agreement") with GSI whereby Mr. Luzzi received certain stock options in accordance with the GS Industries, Inc. 1997

Stock Option Plan (the "Stock Option Plan"). Pursuant to the terms of the Stock Option Agreement and Stock Option Plan, the options are non-qualified and become exercisable at the rate of 5% on the last day of each quarter beginning September 30, 1998 if the executive is employed by the Company on such date, subject to the options becoming exercisable at an earlier date upon the occurrence of certain change of control transactions. The Stock Option Plan further provides that (i) the shares of GSI Common Stock issuable pursuant to the options or issued pursuant thereto (the "Option Stock") are subject to purchase first, by GSI at its option, and if GSI does not exercise such option to purchase, then second, by the Bain Funds, at their option, in each case in the event the executive is no longer employed by the Company. The purchase price to GSI or the Bain Funds for the executive's Option Stock is either the original value or the fair market value thereof, depending on whether the termination was for "cause" or voluntary termination other than for "good reason", and (ii) the respective purchase options held by GSI and the Bain Funds terminate upon the first to occur of (A) a sale of GSI, or (B) GSI becoming a reporting company under the Securities Exchange Act of 1934 as a result of the registration of its common equity securities thereunder and the Bain Funds and their affiliates collectively ceasing to own at least 50% of the aggregate number of shares of GSI Common Stock held by the Bain Funds as of the date of the Stock Option Agreement. The Stock Option Agreement also provides for certain transfer restrictions with respect to the Option Stock.

         In accordance with the employment agreements with Messrs. Yarborough and Luzzi, in the event Messrs. Yarborough's and Luzzi's employment is terminated for any reason other than for cause, Mr. Yarborough's salary and benefits will be continued for one year and Mr. Luzzi will receive one year's salary.

         Messrs. Leon, Yarborough, Luzzi, and other key executives are also parties to agreements which provide certain protections upon a change of control (the "Change of Control Agreements"). Such Change of Control Agreements are in lieu of other severance agreements and provide for cash compensation and continuation of fringe benefits for a period of two years following a Qualified Termination, as defined in such agreements.

PENSION AND RETIREMENT PLANS

         Messrs. Essig, Regelbrugge, Yarborough and Luzzi are participants in the GSI Employees Pension Plan (the "GSI Pension Plan") and Messrs. Regelbrugge and Essig also are participants in the GSI SERP.

         The annual benefit under the GSI Pension Plan at normal retirement age (age 65) generally is equal to the sum of (1) one percent of the average of the five consecutive calendar years of Compensation (as defined below) that produce the highest average (the "Average Compensation") for each year of benefit service and (2) six-tenths of one percent of the Average Compensation in excess of the covered compensation (which is the average Social Security wage base) for each year of benefit service up to 35 years. For purposes of the GSI Pension Plan, "Compensation" consists of all remuneration paid to the employee for services rendered as reported or reportable on Form W-2 as "wages, tips or other compensation" plus elective or salary reduction contributions to a cash or deferred arrangement, cafeteria plan or tax-sheltered annuity, but excluding reimbursements or other expense allowances, fringe benefits (cash and non-cash), moving allowances and expenses, amounts designated by GSI as retirement-oriented non-qualified deferred compensation and welfare benefits. Compensation under the GSI Pension Plan may not, however, exceed the annual compensation limit imposed by the Internal Revenue Code (the "Code"), which was $160,000 for 1998. Benefits under the GSI Pension Plan currently are not offset by Social Security payments or any other amounts. The maximum annual benefit limit payable under the GSI Pension Plan for 1998 was $130,000.

         The annual benefit under the GSI SERP at normal retirement age (age
65) is equal to the sum of: (1) 2.5 percent of the Average Compensation for each year of benefit service up to 20, less (2) 2.5 percent of the annual primary Social Security benefit for each year of benefit service up to 20, less
(3) the annual benefit payable under the GSI Pension Plan. The benefit payable under the GSI SERP to Mr. Regelbrugge will be further reduced by the annual benefit value of the lump sum payment received by Mr. Regelbrugge from the GSI SERP on October 5, 1995. The benefit payable to Mr. Essig under the GSI SERP shall not exceed 75% of his highest annual base salary. As of December 31, 1998, Mr. Regelbrugge has 24 years of credited service under the GSI Pension Plan and 25 years of credited service under the GSI SERP and Mr. Essig had one year of credited service under each plan. The GSI SERP is an unfunded obligation of GSI.

         Mr. Regelbrugge's retirement benefit under the GSI Pension Plan and the GSI SERP will be the greater of (i) the amount determined by the continued accrual of benefits under the above plans, or (ii) the actuarial adjusted benefit that Mr. Regelbrugge would have received at age 65 adjusted for late retirement. Messrs. Regelbrugge's and Essig's combined net annual benefit payable under these plans at December 31, 1998 would be $302,000 and $466,000, respectively. In addition, Mr. Regelbrugge has the option to receive the GSI SERP benefit in a lump sum amount upon his retirement.

         Messrs. Luzzi and Yarborough participate in the GSI Pension Plan. At December 31, 1998, Messrs. Luzzi and Yarborough had one and three years of credited service, respectively.

         The following table shows the projected annual benefits payable for a single life annuity as of December 31, 1998 upon retirement at age 65 based on different levels of compensation and years of credited service under the GSI Pension Plan.

                                         GSI PENSION PLAN TABLE*
                                            YEARS OF SERVICE
                        -------------------------------------------------------
COMPENSATION               15         20          25          30          35
------------            -------     -------     -------     -------     -------
$  125,000              $27,300     $36,400     $45,500     $54,600     $63,700
   150,000               33,300      44,400      55,500      66,600      77,700
   175,000               35,700      47,600      59,500      71,400      83,300
   200,000               35,700      47,600      59,500      71,400      83,300
   300,000               35,700      47,600      59,500      71,400      83,300
   500,000               35,700      47,600      59,500      71,400      83,300
   750,000               35,700      47,600      59,500      71,400      83,300
   900,000               35,700      47,600      59,500      71,400      83,300
 1,000,000               35,700      47,600      59,500      71,400      83,300

*Figures in table do not reflect amounts payable under the GSI SERP.

         If employment were continued until normal retirement age of 65 at their 1998 rates of pay, Messrs. Luzzi and Yarborough would receive yearly pensions of $41,800 and $44,000, respectively, under the GSI Pension Plan.

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

         The following table shows the projected annual benefits payable for a single life annuity as of December 31, 1998 upon retirement at the normal retirement age of 62 based on different levels of average annual compensation and benefit service for the GST SERP. As of December 31, 1998, Mr. Leon had 4 years of credited service under the GST SERP.

                                             GST RETIREMENT TABLE
                                              YEARS OF SERVICE
                        --------------------------------------------------------
COMPENSATION               5           10         15           20          25
------------            --------    --------    --------    --------    --------
 $125,000               $ 31,250    $ 31,250    $ 31,250    $ 31,250    $ 31,250
  150,000                 37,500      37,500      37,500      37,500      37,500
  175,000                 43,750      43,750      43,750      43,750      43,750
  200,000                 50,000      50,000      50,000      50,000      50,000
  225,000                 56,250      56,250      56,250      56,250      56,250
  250,000                 62,500      62,500      62,500      62,500      62,500
  275,000                 68,750      68,750      68,750      68,750      68,750
  300,000                 75,000      75,000      75,000      75,000      75,000
  400,000                100,000     100,000     100,000     100,000     100,000
  500,000                125,000     125,000     125,000     125,000     125,000

         If employment were continued until normal retirement age of 62 at his 1998 rate of compensation, Mr. Leon would receive a yearly pension of $108,000 under the GST SERP.

         Mr. Leon also participates in the GS Technologies Retirement and Savings Plan. This plan has two components, a defined contribution profit sharing component under Section 401(a) of the Code and a cash or deferred arrangement that qualifies under Section 401(k) of the Code. Annual contributions for profit sharing are made at the rate of 2% of a participants' compensation. Compensation for the profit sharing component of this plan is limited to a maximum compensation level in 1998 of $160,000. The Company's contribution in 1998 for Mr. Leon under this plan was

$3,200. The Section 401(k) portion of the plan allows for a tax-deferred contribution by the executive up to the maximum allowed by the Code ($10,000 in 1998). The executive may also make after-tax voluntary contributions. The Company will make a matching contribution in an amount equal to fifty percent of the tax-deferred and after-tax contributions of the executive up to a maximum of 3% of the executive's base compensation, excluding bonuses and limited to $5,000 in 1998.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 1998, compensation decisions for executive officers and directors of GST and GSTOC were made by GSI's Compensation Committee which consisted of Messrs. Regelbrugge, O'Malley, Abdullah Al-Gabandi and James E. Haas. Mr. Regelbrugge, Chairman and Director, did not participate in decisions regarding his compensation. There were no fees paid to the directors of GST or GSTOC during 1998.

         No executive officer employed by the Company serves or served on the compensation committee of another entity during 1998 and, except as described below, no executive officer of the Company serves or served as a director of another entity who has or had an executive officer serving on the Board of Directors of the Company.

         Mr. Edgerley is a managing director of Bain Capital, Inc. which is the management company for certain of the Bain Funds. Mr. Edgerley is also a limited partner of Bain Capital Partners IV, L.P., the general partner of certain of the Bain Funds. Mr. O'Malley is an executive vice president of Bain Capital, Inc. Bain Capital, Inc. received certain fees from the Company in 1994, 1995, 1996, 1997 and 1998 and, it is expected, will continue to receive such fees from GSI in 1998. See "Certain Relationships and Related Transactions".

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         All of the outstanding common stock of GSTOC is owned by GST and all of the outstanding common stock of GST is owned by GSI. The table below sets forth certain information regarding ownership of GSI's Common Stock (and thereby proportionate beneficial ownership of GST and GSTOC) as of March 1, 1999 by (i) each person or entity who beneficially owns five percent or more of the GSI Common Stock, (ii) each director of GST and GSTOC, (iii) each executive officer of GST and GSTOC included in the Summary Compensation Table above, and
(iv) all current directors and executive officers of GST and GSTOC as a group. Except as otherwise indicated below, each of the persons named in the table has sole voting and investment power with respect to the securities beneficially owned by it or him as set forth opposite its or his name. There is no established public trading market for the GSI Common Stock.

                                                       NUMBER OF                 PERCENTAGE
                                                       SHARES OF                OF SHARES OF
         NAME AND ADDRESS                              COMMON STOCK             COMMON STOCK
         ----------------                              ------------             ------------

         PRINCIPAL STOCKHOLDERS:

         Bain Funds (1)                                11,741,917.93               57.67%
         c/o Bain Capital, Inc.
         Two Copley Place
         Boston, Massachusetts 02116

         General Electric Capital Corporation           3,986,692.90               19.58%
         190 South LaSalle Street
         Suite 2740
         Chicago, Illinois 60603

         Leggett & Platt, Incorporated                  1,993,346.45                9.79%
         No. 1 Leggett Road
         Carthage, Missouri 64836

         Robert A. Cushman                              1,366,488.00 (3)            6.34%
         64 Yorkshire Drive
         Wexford Plantation
         Hilton Head Island, SC 29928

         DIRECTORS AND EXECUTIVE OFFICERS:

         Mark G. Essig                                    112,500.00 (2)               *
         Roger R. Regelbrugge                             341,964.33 (2)            1.65%
         Luis E. Leon                                     132,555.56 (2)               *
         David M. Yarborough                               79,000.00 (2)               *
         Richard D. Luzzi                                  13,500.00 (2)               *
         Paul B. Edgerley (1)                          11,741,917.93               57.67%
         John J. O'Malley                                  66,666.67                   *
         All current directors and executive
           officers as a group (11 persons) (1)        12,960,137.87 (2)           60.74%

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

(2) Includes the following shares of Common Stock that may be acquired by the person(s) indicated upon the exercise of outstanding stock options that are either currently exercisable or will become exercisable on or before May 31, 1999:

                  Mark G. Essig                                  112,500.00
                  Roger R. Regelbrugge                           341,964.33
                  Luis E. Leon                                   127,000.00
                  David M. Yarborough                             79,000.00
                  Richard D. Luzzi                                13,500.00

(3) Includes 131,250 shares held by the Cushman Trust and 18,750 shares held by Kathleen Cushman Slack.

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

         The Bain Funds, GECC, Leggett & Platt, Mr. John J. O'Malley, and certain other stockholders of GSI entered into a Stock Purchase Agreement with GST dated as of November 12, 1993 (the "Stock Purchase Agreement") pursuant to which such persons purchased from GST the shares of GST Class P Common Stock held by them for $8.10 per share, the shares of GST Class A Common Stock held by them for $8.10 per share and the shares of Common Stock held by them for $.10 per share. Pursuant to a recapitalization of GST, the GST Class A Common Stock and GST Class P Common Stock were reclassified as Common Stock. Pursuant to the GST Merger, the common stock of GST held by the parties described above was converted into GSI Common Stock.

The Bain Funds, GECC, Leggett & Platt and Mr. O'Malley received $36,105, $12,041, $6,136 and $245, respectively, as a result of the distribution made by the Company pursuant to this recapitalization. Mr. Paul B. Edgerley is a managing director of Bain Capital, Inc., which is the general partner of certain Bain Funds, and are limited partners of Bain Capital Fund IV, L.P., the general partner of certain of the Bain Funds. Mr. O'Malley is an executive vice president of Bain Capital, Inc.

         In connection with the Georgetown acquisition, GSI, GECC, Leggett & Platt, the Bain Funds, Mr. O'Malley, the GOK, which was then Georgetown's sole stockholder, and certain other stockholders of GSI entered into the Stockholders Agreement. The parties to the Stockholders Agreement have agreed to vote their GSI Common Stock and to take all other necessary actions (i) to allow the GOK to select two representatives to the Board of Directors of GSI, so long as certain securities issued in connection with the Georgetown acquisition are outstanding, and (ii) to allow the holders of a majority of the shares held by the Bain Funds to select the remaining representatives to the Board of Directors, so long as the Bain Funds and certain other persons own at least 60% of the GSI Common Stock which it purchased pursuant to the Stock Purchase Agreement. Pursuant to the Stockholders Agreement, GECC and Leggett & Platt may not sell, transfer or otherwise dispose of any GSI Common Stock without the prior written consent of the Bain Funds, except pursuant to certain participation rights, transfers among affiliates, a public sale or a sale of GSI. The holders of GSI Common Stock also have the right to participate in transfers of GSI Common Stock by the Bain Funds and certain other persons or GECC (other than to affiliates of each). The Bain Funds have a first offer right with respect to the transfer of GSI Common Stock by GECC. Such restrictions on transfer, participation rights and first offer rights terminate upon the earlier of the date on which such shares are transferred in a public sale, the consummation of a sale of GSI or the consummation of a public offering. The Stockholders Agreement grants to the parties thereto preemptive rights to purchase securities issued or sold by GSI. Such preemptive rights terminate upon the effectiveness of a registration statement filed by GSI with the Commission with respect to an offering of GSI Common Stock to the public. The Bain Funds, GECC, Leggett & Platt and certain other stockholders of GSI have also agreed that, so long as the Seller Securities are outstanding, they will not transfer any of the shares of GSI Common Stock, except for certain permitted transfers.

         In connection with the Georgetown acquisition, GSI, Leggett & Platt, GECC, the Bain Funds, the GOK, Messrs. O'Malley, Leon, certain members of GSI management, and certain other stockholders of GSI entered into a Registration Rights Agreement (the "Registration Agreement"). Under the Registration Agreement, the holders of a majority of GSI Common Stock held by the Bain Funds may at any time request registration under the 1933 Act of all or part of such GSI Common Stock. Subject to certain conditions, the Bain Funds may request three long-form registrations at GSI's expense, and any number of short-form registrations at GSI's expense. If the GSI Common Stock is publicly traded on any national securities exchange or quoted on the NASDAQ System, subject to certain conditions, the holders of a majority of the GSI Common Stock issued to GECC may request one long-form registration at GSI's expense. Whenever GSI proposes to register any of its securities under the 1933 Act (other than pursuant to a registration requested pursuant to the Registration Agreement), the holders of GSI Common Stock issued to the parties to the Registration Agreement may require GSI, subject to certain limitations, to include all or any portion of their GSI Common Stock in such registration at GSI's expense.

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

         The Company's Kansas City operations and Leggett & Platt entered into a Rod Supply Agreement dated November 12, 1993 and amended on August 2, 1994 pursuant to which Leggett & Platt agreed to purchase from the Kansas City mini-mill 90% of the first 200,000 tons of wire rod and 60% of the remaining wire rod consumed by three Leggett & Platt wire mills located in the central United States each year. Leggett & Platt is not required to purchase more than 250,000 tons of wire rod per year, and the Kansas City mini-mill is not required to supply more than 300,000 tons per year, pursuant to the Rod Supply Agreement. The agreement terminates on December 31, 2000. Leggett & Platt has the option to extend the agreement for a period of five years. Leggett & Platt purchased $83.2 million of wire rod in 1998 representing 10% of the Company's total net sales.

         Bain Capital, Inc., the management company for certain of the Bain Funds, received from the Company an annual fee in 1998 for professional services rendered in the aggregate amount of $900,000. Bain Capital, Inc. is expected to continue to receive annual fees and expenses from the Company for professional services performed on an annual basis. Professional services rendered by Bain Capital, Inc. as described above include management consulting, advisory services and support, negotiation and analysis of financing alternatives, acquisitions and dispositions and other services agreed upon by the Company and Bain Capital, Inc. The fees received for the professional services rendered are at least as favorable to the Company as those which could be negotiated with an unaffiliated third party.

         GECC is the agent and one of the lenders under the Revolving Credit Facility and the Term Loan Facility. As of December 31, 1998, the weighted average interest rate under the Revolving Credit Facility was 8.7%. See "-- Description of Indebtedness."

DESCRIPTION OF INDEBTEDNESS

         CREDIT FACILITIES

         The Credit Facilities consist of: (i) the Revolving Credit Facility of up to $120 million established by GSTOC and its operating subsidiaries and secured by accounts receivable, inventory and other current assets and (ii) a $50 million Term Loan Facility established by GSTOC and its subsidiaries and secured by the property, plant and equipment and other noncurrent assets of GSTOC and its subsidiaries (the "Credit Facilities")

         The Revolving Credit Facility will mature on September 30, 2001. As of December 31, 1998, the Borrowing Base was approximately $109.0 million. Outstanding borrowings under the Revolving Credit Facility bear interest at varying margins over the Base Rate or at varying margins over the London Interbank Offered Rate ("LIBOR"). Outstanding borrowings under the Term Loan Facility will bear interest at fixed margins over either (i) the Base Rate or
(ii) LIBOR.

         MEI FACILITIES

         In addition to the Credit Facilities, MEI is party to a credit agreement that provides an unsecured revolving credit facility (the "MEI Revolver") and an unsecured term loan facility (the "MEI Term Loan" and collectively with the MEI Revolver, the "MEI Facilities"). The MEI Revolver has a maximum availability of $9 million and will mature on June 30, 2000. The MEI Revolver bears interest at varying margins over LIBOR, the domestic CD rate or at the Reference Rate, (as defined in the agreements). The MEI Term Loan is $8 million and will mature on December 31, 2001. The MEI Term Loan bears interest at varying margins over LIBOR, the domestic CD rate or at the Reference Rate. The MEI Facilities contain a negative pledge on all MEI assets.

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

         TERMS OF THE 12 1/4% NOTes. The 12-1/4% Notes are general, unsecured obligations of GSTOC, limited to $125 million aggregate principal amount. Payment of the 12-1/4% Notes is fully and unconditionally guaranteed by a guarantee of GST (the "12-1/4% Note Guarantee"). The 12-1/4% Notes bear interest at a rate equal to 12-1/4% per annum from October 5, 1995 or from the most recent Interest Payment Date to which interest has been paid or provided for, payable semi-annually on April 1 and October 1 of each year, commencing April 1, 1996. The 12-1/4% Notes will rank pari passu with all existing and future unsecured and unsubordinated indebtedness of GSTOC, including the 12% Notes.

         OPTIONAL REDEMPTION. Notes are not redeemable prior to October 1, 2000. On or after such date, the 12-1/4% Notes will be subject to redemption, at the option of GSTOC, in whole or in part, at any time prior to maturity, at the following Redemption Prices (expressed as percentages of the principal amount) plus accrued interest to up but excluding the Redemption Date, if redeemed during the twelve-month period beginning October 1 of the years indicated:

         YEAR                                                REDEMPTION PRICE
         ----                                                ----------------
         2000.........................................................106.125%
         2001.........................................................104.083
         2002.........................................................102.042
         2003 and thereafter .........................................100.000

                  TERMS OF THE 12% NOTES. The 12% Notes are general, unsecured (as to GSTOC) obligations of GSTOC, limited to $125 million aggregate principal amount. Payment of the 12% Notes is fully and unconditionally guaranteed by a guarantee of GST (the "12% Note Guarantee" and collectively with the 12-1/4% Note Guarantee, the "Note Guarantees"). The 12% Notes bear interest at a rate equal to 12% per annum from August 30, 1994 or from the most recent Interest Payment Date to which interest has been paid or provided for, payable semi-annually on March 1 and September 1 of each year, commencing March 1, 1995. The 12% Notes will mature on September 1, 2004 and will rank pari passu with all existing and future unsecured and unsubordinated indebtedness of GSTOC, including the 12-1/4% Notes.

         OPTIONAL REDEMPTION. The 12% Notes are currently not redeemable prior to September 1, 1999. On or after such date, the 12% Notes will be subject to redemption, at the option of GSTOC, in whole or in part, at any time prior to maturity at the following Redemption Prices (expressed as percentages of principal amount) plus accrued interest to but excluding the Redemption Date:

         YEAR                                                REDEMPTION PRICE
         ----                                                ----------------
         1999........................................................106%
         2000........................................................104
         2001........................................................102
         2002 and thereafter ........................................100

         CERTAIN COVENANTS. The 12-1/4% Note Indenture and the 12% Note Indenture contain certain customary covenants and defined events of default.

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

ITEM 14:   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
           ON FORM 8-K

         The exhibits and other documents filed as a part of this Annual Report on Form 10-K, including those exhibits which are incorporated by reference herein, are:

(A)(1) FINANCIAL STATEMENTS

The following financial statements are filed as part of this report:

                                                                                     PAGE
Report of Independent Accountants ..............................................      F-1

Consolidated Balance Sheets of the Company as of December 31, 1997
and 1998 .......................................................................      F-2

Consolidated Statements of Operations for the Years Ended
December 31, 1996, 1997 and 1998 ...............................................      F-3

Consolidated Statements of Cash Flows for the Years Ended December 31 1996, 1997
and 1998 .......................................................................      F-4

Consolidated Statement of Changes in Stockholder's Equity of the Company for the
Years Ended December 31, 1996, 1997 and 1998 ...................................      F-5

Notes to Consolidated Financial Statements .....................................      F-6

(A)(2) FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statement schedules of the Company are included in this Annual Report on Form 10-K:

                                                                                     PAGE
Report of Independent Accountants ..............................................      S-1

Schedule I Condensed Financial Information of the Parent Company ...............      S-2

Schedule II Valuation and Qualifying Accounts and Reserves .....................      S-6

(A)(3) EXHIBITS

         Exhibits required in connection with this Annual Report on Form 10-K are listed below. Certain of such exhibits, which have heretofore been filed with the Commission and which are designated by reference to their exhibit numbers in prior filings, are incorporated herein as exhibits by such reference and made a part hereof.

(b) No reports on Form 8-K were filed during the year ended December 31, 1998.

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

         3.3      Amendment to By-laws of GST dated April 1, 1996 (1)

         3.4      Certificate of Incorporation of GSTOC (1)

         3.5      By-laws of GSTOC (4)

         3.6      Amendment to By-laws of GSTOC dated April 1, 1996 (1)

         4.1      Indenture between GSTOC, GST and State Street Bank and Trust
                  Company, as successor trustee, relating to the 12% Notes
                  (including the form of 12% Note) (4)

         4.2      Form of Pledge Agreement between GSTOC, GST and State Street
                  Bank and Trust Company, as successor Collateral Trustee, relating to the 12% Notes (1)

         4.3      First Supplemental Indenture dated October 5, 1995 among
                  GSTOC, GST State Street Bank and Trust Company, as successor trustee, as Trustee, relating to the 12% Notes (3)

         4.4      Second Supplemental Indenture dated August 15, 1996 among
                  GSTOC, GST and State Street Bank and Trust Company, as successor trustee, relating to the 12% Notes (7)

         4.5      Indenture between GSTOC, GST and State Street Bank and Trust
                  Company, as successor trustee, relating to the 12 1/4% Notes
                  (including the form of 12 1/4% Note) (3)

         4.6      Loan Agreement dated October 5, 1995 among GSTOC, GECC and the
                  Lenders named therein (3)

         4.7      Amendment No. 1, dated July 8, 1996, to Loan Agreement dated
                  October 5, 1995 among GSTOC, GECC and the Lenders named therein (7)

         4.8 Amendment No. 2, dated December 20, 1996, to Loan Agreement dated October 5, 1995 among GSTOC, GECC and the Lenders named therein (7)

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

         10.6 Second Amended and Restated Registration Rights Agreement dated as of October 5, 1995 by and among GSI, Leggett & Platt,
                  GECC and the Persons listed on Schedule A and Schedule B attached thereto (4)

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

         10.27    Stock Option Agreement dated October 5, 1995 between GSI and
                  Roger R. Regelbrugge (4)

         10.28    Agreement dated January 19, 1994 between Georgetown and Roger
                  R. Regelbrugge (4)

         10.29    Amended and Restated Pension Plan and Trust of Georgetown
                  dated as of May 1, 1993, as amended through October 5, 1995
                  (4)

         10.30    Management Services Agreement dated as of October 5, 1995
                  among GSI, GST, GSTOC and certain subsidiaries named therein
                  (3)

         10.31    Amended and Restated Management Services Agreement dated as of
                  August 14, 1996 among GSI, GST and GSTOC and certain subsidiaries named therein (7)

         10.32    Tax Sharing Agreement dated as of October 5, 1995 among GSI,
                  GST, GSTOC and certain subsidiaries named therein (3)

         10.33    Purchase Agreement for sale of West Coast Wire Business (5)

         10.34    Amendment dated April 28, 1997 to Employment Agreement date of
                  October 5, 1995 between GSI and Roger R. Regelbrugge (6)

         10.35    Amendment dated July 31, 1997 to Stock Option Agreement dated
                  October 5, 1995 between GSI and Roger R. Regelbrugge (6)

         10.36    1997 Stock Option Plan (8)

         10.37    Essig Employment Agreement dated December 11, 1997 (8)

         10.38    Essig Stock Option Agreement dated December 11, 1997 (8)

         10.39 Form of Change of Control Agreement between GSI and each of Messrs. Essig, Daily, Yarborough and Leon dated December 11,
                  1997(8)

         10.40    Amendment No.3, dated March 18, 1997, to Loan Agreement dated
                  October 5, 1995 among GSTOC, GECC and the Lenders named therein

         10.41    Amendment No. 4, dated as of December 1, 1997, to Loan
                  Agreement dated October 5, 1995 among GSTOC, GECC and the
                  Lenders named therein

         10.42 Amendment No. 5, dated September 30, 1998, to Loan Agreement dated October 5, 1995 among GSTOC, GECC, and the Lenders named therein

         21.1     List of Subsidiaries of GST and GSTOC

         27.1     Financial Data Schedule

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

(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 33-80618).

(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 33-80618).

(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997

(7) Incorporated by reference to the Registrant's Annual Report on Form 10-K for year ended December 31, 1996 (File No. 33-80618)

(8) Incorporated by reference to the Registrant's Annual Report on Form 10-K for year ended December 31, 1997 (File No. 33-80618)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                  Page
                                                                                                  ----

Report of Independent Accountants ...........................................................      F-1

   Consolidated Balance Sheets of the Company as of December 31, 1997
   and 1998 .................................................................................      F-2

   Consolidated Statements of Operations for the Years Ended
   December 31, 1996, 1997 and 1998 .........................................................      F-3

   Consolidated Statements of Cash Flows for the Years Ended December 31, 1996,
   1997 and 1998 ............................................................................      F-4

   Consolidated Statement of Changes in Stockholder's Equity of the Company for
   the Years Ended December 31, 1996, 1997 and 1998 .........................................      F-5

Notes to Consolidated Financial Statements ..................................................      F-6

  INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

                                                                                                  Page
                                                                                                  ----

Report of Independent Accountants ...........................................................      S-1

Schedule I Condensed Financial Information of the Parent Company ............................      S-2

Schedule II Valuation and Qualifying Accounts and Reserves ..................................      S-6

                       REPORT OF INDEPENDENT ACCOUNTANTS

March 12, 1999

To The Board of Directors and
  Stockholder of GS Technologies Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholder's equity (deficit) and of cash flows present fairly, in all material respects, the financial position of GS Technologies Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 3 to the financial statements, GS Technologies Corporation changed its method of accounting for spare parts and supplies inventories during 1996.

                        GS TECHNOLOGIES CORPORATION

                         CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)

                                                                               December 31,      December 31,
                                                                                   1997              1998
                                                                               ------------      ------------
Assets
Current assets:
   Cash and cash equivalents                                                    $   3,362         $  10,664
   Receivables less allowance of $1,838 and $2,196                                 92,804            86,387
   Receivables from related parties (Note 6 and 14)                                 8,448             5,939
                                                                                ---------         ---------
     Total receivables                                                            101,252            92,326
                                                                                ---------         ---------
   Inventories (Note 3)                                                           144,063           138,615
   Prepaid expenses and other current assets                                        6,495             6,861
   Taxes recoverable from parent (Note 12)                                                            9,297
   Income taxes receivable (Note 12)                                                                  3,474
   Deferred tax benefit (Note 12)                                                   1,023
                                                                                ---------         ---------
     Total current assets                                                         256,195           261,237

Investments in joint ventures (Note 6)                                             41,639            38,590
Properties, net (Note 7)                                                          260,957           254,876
Acquisition premium (Note 2)                                                       60,713            59,102
Other assets (Note 2)                                                              26,773            23,148
                                                                                ---------         ---------
     Total assets                                                               $ 646,277         $ 636,953
                                                                                =========         =========

Liabilities and Stockholder's Equity
Current liabilities:
   Notes payable (Note 10)                                                      $  10,794         $   8,568
   Current portion of long-term debt (Note 10)                                        500               518
   Income taxes payable (Notes 2 and 12)                                            1,261
   Payables to related parties (Note 6)                                             2,365             8,161
   Payables and accrued liabilities (Note 8)                                      135,734           134,903
                                                                                ---------         ---------
     Total current liabilities                                                    150,654           152,150

Long-term debt (Note 10)                                                          334,888           336,241
Loans from parent (Note 14)                                                                           4,900
Post retirement benefit obligations other than pensions (Note 11)                  26,848            28,231
Deferred income taxes payable (Note 12)                                             7,098            11,639
Other long-term liabilities                                                        31,628            34,896
Commitments and contingencies (Note 15)
                                                                                ---------         ---------
     Total liabilities                                                            551,116           568,057
                                                                                ---------         ---------

Stockholder's equity (Note 13):
   Common stock, $.01 par value, 1,000 shares authorized, and 100 shares
      issued and outstanding at December 31, 1997 and 1998                              1                 1
   Additional paid in capital                                                     132,166           132,716
   Accumulated deficit                                                            (33,845)          (59,196)
   Accumulated other comprehensive income (loss)                                   (3,161)           (4,625)
                                                                                ---------         ---------
     Total stockholder's equity                                                    95,161            68,896
                                                                                ---------         ---------
     Total liabilities and stockholder's equity                                 $ 646,277         $ 636,953
                                                                                =========         =========

           See accompanying notes to consolidated financial statements

                           GS TECHNOLOGIES CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)

                                                                             Year Ended
                                                           ---------------------------------------------
                                                           December 31,    December 31,     December 31,
                                                               1996             1997            1998
                                                           ------------    ------------     ------------
Net sales                                                   $ 719,865       $ 726,495       $ 734,612
Net sales - related party (Note 14)                            96,052          83,239          97,233
                                                            ---------       ---------       ---------
                                                              815,917         809,734         831,845
                                                            ---------       ---------       ---------
Operating costs and expenses:
   Cost of products sold                                      703,958         691,200         749,910
   Selling, general and administrative expenses                46,331          44,749          44,062
   Depreciation and amortization                               26,989          29,587          30,371
                                                            ---------       ---------       ---------
                                                              777,278         765,536         824,343
                                                            ---------       ---------       ---------

Operating profit                                               38,639          44,198           7,502

Other income (expense):
   Interest income                                                925             986             663
   Interest expense                                           (43,361)        (42,056)        (41,673)
   Equity in income (loss) of joint ventures (Note 6)           5,500           6,195          (1,815)
   Fees from joint ventures (Note 6)                            2,399           2,743           3,541
   Gain (loss) on disposition of properties (Note 7)             (110)             40           6,082
   Other, net                                                     300             864           1,089
                                                            ---------       ---------       ---------
                                                              (34,347)        (31,228)        (32,113)
Income (loss) from continuing operations before income
   tax and cumulative effect of accounting change               4,292          12,970         (24,611)

Income tax (provision) (Notes 2 and 12)                        (3,815)         (6,523)           (740)
                                                            ---------       ---------       ---------

Income (loss) from continuing operations before
   cumulative effect of accounting change                         477           6,447         (25,351)

Discontinued operations (Note 4):
   Income from discontinued operations,
     net of taxes                                               2,402           1,402
   Loss on disposal of discontinued operations,
     net of taxes                                                             (23,965)
                                                            ---------       ---------       ---------

Income (loss) before cumulative effect of
   accounting change                                            2,879         (16,116)        (25,351)

Cumulative effect of change in accounting for
   spare parts and supplies inventories, net
   of taxes (Note 3)                                            3,556
                                                            ---------       ---------       ---------

Net income (loss)                                           $   6,435       $ (16,116)      $ (25,351)
                                                            =========       =========       =========

           See accompanying notes to consolidated financial statements

                           GS TECHNOLOGIES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                         Year Ended
                                                          -------------------------------------------
                                                          December 31,   December 31,    December 31,
                                                              1996            1997            1998
                                                          ------------   ------------    ------------
Operating activities:
Net income (loss)                                         $   6,435       $ (16,116)      $ (25,351)
Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
   Cumulative effect of accounting change                    (3,556)
   Depreciation and amortization                             26,989          29,587          30,371
   Loss on disposal of discontinued operations                               23,965
   Net cash from discontinued operations                      7,843          (3,095)
   (Gain) loss on disposition of properties                     110             (40)         (6,082)
   Deferred income taxes                                      3,091          (9,321)          5,114
   Equity in (income) loss of joint ventures                 (5,500)         (6,195)          1,815
   Dividends from joint ventures                              4,519           3,640           6,526
   Post retirement benefit obligations accrued in
      excess of cash paid                                     1,524           1,055           1,383
   Changes in operating assets and liabilities:
      Receivables                                            (4,379)         12,053          10,094
      Inventories                                             2,902         (15,087)          7,209
      Payables and accrued liabilities                        5,106         (12,302)          2,133
      Income taxes                                           (1,972)          7,638         (14,130)
      Other                                                  (2,336)          1,020           2,713
                                                          ---------       ---------       ---------
       Net cash provided by operating activities             40,776          16,802          21,795
                                                          ---------       ---------       ---------

Investing activities:
   Proceeds from disposal of discontinued operations                         55,998
   Purchase of properties                                   (42,225)        (25,112)        (22,080)
   Investment in joint ventures                             (11,484)         (9,049)         (6,538)
   Proceeds from disposals of properties                      3,924              40          11,264
   Other                                                                                        190
                                                          ---------       ---------       ---------
       Net cash provided by (used in)investing
          activities                                        (49,785)         21,877         (17,164)
                                                          ---------       ---------       ---------

Financing activities:
   Borrowings under revolving credit facility               223,684         200,339         218,245
   Repayments on revolving credit facility                 (226,695)       (234,994)       (216,374)
   Repayments of long-term debt                                (500)           (500)           (500)
   Proceeds from (payments on) notes payable, net            10,541          (4,923)         (2,327)
   Borrowings from parent                                                                     4,900
   Contribution from parent                                                                     550
                                                          ---------       ---------       ---------
       Net cash provided by (used in) financing
          activities                                          7,030         (40,078)          4,494
                                                          ---------       ---------       ---------

Effect of exchange rate changes on cash                        (563)         (2,986)         (1,823)
                                                          ---------       ---------       ---------
Net increase (decrease) in cash and cash equivalents         (2,542)         (4,385)          7,302

Cash and cash equivalents:
   Beginning of period                                       10,289           7,747           3,362
                                                          ---------       ---------       ---------
   End of period                                          $   7,747       $   3,362       $  10,664
                                                          =========       =========       =========
Supplemental disclosure of cash flow information
   Cash paid during the period for interest               $  45,230       $  39,057       $  40,111
   Cash paid during the period for taxes                  $   1,082       $   6,613       $   4,335

           See accompanying notes to consolidated financial statements

                           GS TECHNOLOGIES CORPORATION

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                             (Dollars in thousands)

                                                                                Accumulated
                                                    Additional                      Other           Total
                                    Common Stock      Paid in    Accumulated    Comprehensive  Stockholder's
                                   Shares    Amount   Capital      Deficit      Income (Loss)      Equity
                                   ------   ------- ----------   -----------    -------------  -------------
Balance at
  December 31, 1995                 100     $    1   $132,166    $  (24,164)    $   (1,394)    $   106,609
                                    ---       ----   --------    ----------     ----------     -----------
Comprehensive income:
  Net income (loss)                                                   6,435                          6,435
  Foreign currency
    translation adjustment                                                            (283)           (283)
                                    ---       ----   --------    ----------     ----------     -----------
Balance at
   December 31, 1996                100          1    132,166       (17,729)        (1,677)        112,761
                                    ---       ----   --------    ----------     ----------     -----------
Comprehensive income (loss):
  Net income (loss)                                                 (16,116)                       (16,116)
  Foreign currency
    translation adjustment                                                          (1,484)         (1,484)
                                    ---       ----   --------    ----------     ----------     -----------
Balance at
   December 31, 1997                100          1    132,166       (33,845)        (3,161)         95,161
                                    ---       ----   --------    ----------     ----------     -----------
Contribution from parent                                  550                                          550
Comprehensive income (loss):
  Net income (loss)                                                 (25,351)                       (25,351)
  Foreign currency
    translation adjustment                                                          (1,464)         (1,464)
                                    ---       ----   --------    ----------     ----------     -----------
Balance at
  December 31, 1998                 100       $  1   $132,716    $  (59,196)    $   (4,625)    $    68,896
                                    ===       ====   ========    ==========     ==========     ===========

           See accompanying notes to consolidated financial statements

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollars in thousands, unless otherwise noted)

1.  BUSINESS AND ORGANIZATION

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

ORGANIZATION

The Company is a wholly-owned subsidiary of GS Industries, Inc. ("GSI") and has fully and unconditionally guaranteed senior notes of $250 million which were issued by the Company's wholly-owned subsidiary, GS Technologies Operating Co., Inc. ("GSTOC"). The Company was incorporated in 1993 to affect the acquisition of certain operations and accounts of certain operating units, investments in certain joint ventures, and wholly-owned subsidiaries of Armco, Inc. ("Armco"), and, in October 1995 acquired Georgetown Industries, Inc.

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

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollars in thousands, unless otherwise noted)

CASH AND CASH EQUIVALENTS

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

INVENTORIES

Inventories are valued at the lower of FIFO (first-in, first-out) and/or average cost or market for all operating subsidiaries except for the inventories of the Italian operations which are valued on the LIFO (last-in, first-out) method.

Properties

Properties are recorded at cost. Maintenance and repairs are expensed in the year incurred. Expenditures which result in betterments or extensions of the useful lives of assets are capitalized and depreciated over the remaining lives of such assets. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, as follows:

             Leasehold improvements                          10
             Machinery and equipment                       3-20
             Buildings and improvements                    4-30

Assets under capital leases are amortized over the life of the lease. Leasehold improvements are capitalized and amortized over the lesser of their estimated useful lives or the life of the related lease.

ACQUISITION PREMIUM, OTHER ASSETS AND IDENTIFIABLE INTANGIBLE ASSETS

The acquisition premium represents the excess cost over fair value of net assets acquired, and is being amortized on a straight-line basis over forty years. Amortization of this premium aggregated $1.7 million for each of the three years ended December 31, 1998.

Other assets include debt issuance costs of $11.9 million and $10.1 million at December 31, 1997 and 1998, respectively, which are being amortized over the lives of the corresponding debt agreements. Amortization of these costs aggregated $1.8 million, $1.7 million, and $1.8 million for the years ended December 31, 1996, 1997 and 1998, respectively, and is included in interest expense.

Identifiable intangible assets resulting from certain acquisitions are being amortized on a straight-line basis over periods ranging from five to seventeen years. Identifiable intangible assets, net of related amortization, of $4.6 million and $2.9 million at December 31, 1997 and 1998, respectively, are classified as other assets in the accompanying balance sheets.

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

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollars in thousands, unless otherwise noted)

INCOME TAXES

The Company is included in the GSI consolidated U.S. federal income tax return and is party to a tax sharing agreement with GSI. The tax sharing agreement provides among other things that the expense or benefit for U.S. federal and combined state income taxes for financial reporting purposes is calculated as though the Company were filing separate U.S. federal and combined state income tax returns. Payments by the Company to GSI are made at such times as would be made to the federal and state governments had the Company been filing separate tax returns. Non-combined state and foreign taxes are recorded and paid directly to the appropriate governmental agencies.

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

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's foreign subsidiaries are translated at the period-end exchange rate. Revenues and expenses are translated at an average rate of exchange in effect during the period. Translation adjustments are reported as a separate component of stockholder's equity comprising the caption, other comprehensive income.

EARNINGS PER SHARE

Earnings per share amounts are not presented, as the Company's common stock is not publicly traded.

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollars in thousands, unless otherwise noted)

CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of trade accounts receivable. To minimize this risk, ongoing credit evaluations of customers' financial condition are performed although collateral is generally not required. In addition, the Company maintains allowances for potential credit losses.

COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income for the Company represents net income (loss) adjusted for foreign currency translation adjustments. Comprehensive income (loss) was $6.2 million, $(17.6) million and $(26.8) million for the years ended December 31, 1996, 1997, and 1998, respectively.

RECLASSIFICATIONS

Certain amounts previously reported have been reclassified to conform to the current year presentation.

3.  INVENTORIES

Inventories consist of the following:

                                                          December 31,   December 31,
                                                              1997           1998
                                                          ------------   ------------
       Inventories at FIFO and average cost:
            Finished and semi-finished                      $ 81,871       $ 75,020
            Raw materials                                     60,870         62,612
                                                            --------       --------
                 Total                                       142,741        137,632
                                                            --------       --------

       Inventories at LIFO:
            Finished and semi-finished                         1,382          1,093
            Adjustment to state inventories at LIFO value        (60)          (110)
                                                            --------       --------
                 Total                                         1,322            983
                                                            --------       --------
                                                            $144,063       $138,615
                                                            ========       ========

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

4.   DISCONTINUED OPERATIONS

In May 1997, the Company sold Georgetown Wire Company, Inc. and Tree Island Industries, Ltd. (the "West Coast Wire Business") for approximately $56.0 million, resulting in an estimated loss on disposition of $23.9 million, net of taxes. Accordingly, the results of operations, cash flows and net assets of this business have

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollars in thousands, unless otherwise noted)

been classified as discontinued operations for all periods presented. The Company recorded a net tax benefit of $17.1 million on the transaction; of this amount, $15.4 million was recorded in 1997 as a deferred tax asset in connection with finalizing the purchase accounting. The remaining tax benefit of $1.7 million was netted against the loss from discontinued operations. The loss on discontinued operations contributed to an overall net operating loss for U.S. tax purposes in 1997. In 1998, a portion of the net operating loss generated in 1997 was carried back to earlier tax years resulting in a refund of taxes previously paid. The West Coast Wire Business had combined annual sales of $124.3 million and net earnings of $2.4 million in 1996.

5.   SUMMARIZED FINANCIAL INFORMATION OF GSTOC

The 12% Notes and the 12 1/4% Notes were issued by GSTOC and are unconditionally guaranteed by the Company. Pursuant to Securities and Exchange Commission disclosure requirements, summarized financial information for GSTOC is provided below. Summarized financial information follows:

                                                                             December 31,  December 31,
                                                                                1997          1998
                                                                             ------------  ------------
Current assets                                                                $191,164      $198,595
Noncurrent assets                                                              337,626       311,870
                                                                              --------      --------
    Total assets                                                              $528,790      $510,465
                                                                              ========      ========

Current liabilities                                                           $100,405      $105,998
Noncurrent liabilities                                                         371,485       381,263
                                                                              --------      --------
    Total liabilities                                                          471,890       487,261
                                                                              --------      --------

Stockholder's equity                                                            56,900        23,204
                                                                              --------      --------
    Total liabilities and equity                                              $528,790      $510,465
                                                                              ========      ========

                                                                      Year Ended
                                                     --------------------------------------------
                                                     December 31,    December 31,    December 31,
                                                         1996            1997            1998
                                                     ------------    ------------    ------------
Net sales                                             $ 638,359       $ 618,664       $ 642,927
Cost of products sold                                   569,139         544,954         608,428
Selling, general & administrative expenses               24,026          24,629          25,624
Depreciation and amortization                            23,365          25,761          26,266
                                                      ---------       ---------       ---------
    Operating profit (loss)                              21,829          23,320         (17,391)
Interest expense                                        (39,950)        (39,434)        (40,304)
Equity in loss of joint venture                                                          (3,850)
Fees from joint ventures                                  3,132           3,636           4,325
Interest income and other, net                              386             322            (141)
                                                      ---------       ---------       ---------
Income (loss) from continuing operations before
  income tax and cumulative effect of accounting
  change                                                (14,603)        (12,156)        (57,361)
Income tax (expense) benefit                              6,256           3,910           1,900
                                                      ---------       ---------       ---------
Income (loss) from continuing operations before
  cumulative effect of accounting change                 (8,347)         (8,246)        (55,461)
Discontinued operations:
  Income from discontinued operations                     2,402           1,402
  Loss on disposal of discontinued operations                           (23,965)
Cumulative effect of change in accounting
  for spare parts and supplies inventories                3,556
                                                      ---------       ---------       ---------
Net income (loss)                                     $  (2,389)      $ (30,809)      $ (55,461)
                                                      =========       =========       =========

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollars in thousands, unless otherwise noted)

6.   INVESTMENTS IN JOINT VENTURES

Investments in associated companies (joint ventures, partnerships, and companies in which there is a 20% or more interest, but not control) accounted for using the equity method are as follows:

                                                             Investment Amount
                                                         ---------------------------
                                           Percent       December 31,   December 31,
                                          Ownership          1997          1998
                                          ---------      -----------    ------------
              Donhad Pty. Ltd
                 (Australia)                 40.0%       $    5,965     $    6,627
              Moly-Cop Canada
                 (Canada)                    50.0%            3,985          3,622
              GST Philippines
                 (Philippines)               37.5%(1)           121
              SIMEC-Moly-Cop
                 (Mexico)                    50.0%            2,495          2,021
              Sidercorp, S.A.
                 (Peru)                      33.3%           14,827         10,292
              American Iron Reduction LLC
                 ("AIR") (U.S.)              50.0%           13,553         15,166
              Lucchini Siderurgica, SpA
                 (Italy and Sweden)          49.0%              693            862
                                                         ----------     ----------
                                                         $   41,639     $   38,590
                                                         ==========     ==========


(1) In December 1998, the Company purchased the additional 62.5% of this operation from its joint venture partners for $1.0 million. Accordingly, GST Philippines is now a wholly-owned subsidiary and its results of operations subsequent to the purchase date are included in consolidated results.

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, unless otherwise noted)

Aggregate summarized balance sheets and results of operations of associated companies accounted for using the equity method are as follows:

                                             December 31, 1996
                                          and the year then ended
                                   ------------------------------------
                                   Foreign      U.S. (AIR)       Total
                                   -------      ----------       -----
          Net sales                237,265                      237,265
          Operating profit          32,069                       32,069
          Net income                14,284                       14,284

                                             December 31, 1997
                                          and the year then ended
                                   ------------------------------------
                                   Foreign      U.S. (AIR)       Total
                                   -------      ----------       -----
          Current assets           $193,270      $ 11,740      $205,010
          Properties                129,539       190,492       320,031
          Total assets              352,232       212,179       564,411
          Current liabilities       124,657         1,007       125,664
          Long-term debt            152,881       183,908       311,027
          Total liabilities         275,028       184,915       459,943

          Net sales                 284,179                     284,179
          Operating profit           38,377                      38,377
          Net income                 18,698                      18,698


                                             December 31, 1998
                                          and the year then ended
                                   ------------------------------------
                                   Foreign      U.S. (AIR)       Total
                                   -------      ----------       -----
          Current assets           $199,689      $  30,097       $ 229,786
          Properties                157,519        195,231         352,750
          Total assets              393,220        234,426         627,646
          Current liabilities       194,692         19,187         213,879
          Long-term debt            113,797        184,908         298,705
          Total liabilities         330,871        204,095         534,966

          Net sales                 291,362         94,671         386,033
          Operating profit           30,591          3,604          34,195
          Net income (loss)           6,988         (9,700)         (2,712)

In March 1996, the Company's Peruvian subsidiary, Acerco S. A., and two joint venture partners through Sidercorp S.A. ("Sidercorp"), acquired approximately ninety-six percent of the outstanding common stock of Empresa Siderurgica del Peru S.A., ("Siderperu"). Each of the joint venture partners owns one-third of the outstanding capital stock of Sidercorp. Under the terms of the acquisition, Acerco is the operating partner of Siderperu. In connection with the acquisition, Siderperu entered into a Technical Assistance Agreement with each of Acerco and GST and entered into a Steel Bar Supply Agreement with Acerco and the Company's Chilean subsidiary, MolyCop Chile S.A.

In June 1996, the Company entered into an agreement to form an Italian joint venture called GSI Lucchini SpA. The joint venture, 49% owned by the Company, manufactures and sells grinding media.

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollars in thousands, unless otherwise noted)

Manufacturing assets and spare parts inventory from the Company's Cividale forged ball plant were sold to the joint venture and the new facility commenced operations in March 1997. Operations at the Cividale facility ceased at the end of October 1996.

The Company has a 50% interest in American Iron Reduction, L.L.C. ("AIR"), a joint venture company producing direct reduced iron ("DRI"). AIR started operations in January 1998 and has a rated capacity of approximately 1.2 million metric tons of DRI annually. DRI is a substitute for high quality steel scrap used in steel making facilities. The Company has made equity contributions of $20 million ($6.5 million during 1998) to AIR. Under certain circumstances, the Company may be required to make additional contributions of up to $7.5 million. The Company is also party to a DRI purchase agreement with AIR with a term of approximately 12 years, subject to cancellation or extension as provided for in the agreement, pursuant to which the Company agrees, subject to the terms of the agreement, to purchase up to a maximum of 600,000 metric tons of DRI annually, if produced and tendered by AIR.

In 1998 AIR produced and tendered to the Company and the Company purchased from AIR 304,000 metric tons of DRI for $46.4 million. The Company used 107,000 metric tons of the DRI purchased from AIR in its own steelmaking operations and sold the balance to third parties resulting in negative gross margins of $7.4 million. The Company's cost of acquiring DRI from AIR approximates AIR's total cash cost which excludes depreciation and amortization and includes reserves for capital expenditures, interest and a fixed predetermined future amount which would allow AIR to service its debt. The Company accounts for DRI purchased from AIR and resold to others as components of net sales and cost of products sold and accounts for DRI used in its own steelmaking operations as a component of production cost. Income or losses from joint ventures, including AIR, are reported in the statement of operations under the caption "Equity in income
(loss) of joint ventures".

During 1998 and continuing into early 1999, market conditions within the domestic steel industry, and in particular the scrap and scrap substitute supply segment of the steel industry, which includes DRI, have experienced significant downward economic pressure largely due to market sales price declines that have resulted from high volumes of lower priced steel imported into the United States at prices which are substantially below the domestic industry's cost. These forces have driven current market sales prices to levels below many domestic producers' cost, and as a result, some manufacturing facilities have curtailed production and/or ceased operations.

Due primarily to the market conditions described above, AIR produced at a level of approximately 54% of its design capacity during 1998. AIR has demonstrated in production runs during 1998 that it can produce at or in excess of its design capacity. However, the lower level of production at which AIR actually produced was an intentional reaction to market conditions and an attempt to mitigate losses attributable to the negative gross margins. During 1998 AIR's average per ton cash cost of production plus interest and capital requirements exceeded the currently depressed market sales price of DRI and other scrap substitutes currently available. Consequently, under existing market conditions, the Company is paying to AIR prices for DRI that exceed the current depressed market sales price for DRI and other scrap substitutes. Until these market conditions improve and there can be no assurance that market conditions will improve, the Company could be exposed to losses associated with AIR which could become material to the Company's financial performance and potentially to its liquidity and financial position. These financial statements do not reflect any accrual for any future losses related to AIR, or any adjustments to the carrying value of the Company's investment in AIR ($15.2 million at December 31, 1998) or the aforementioned equity contribution.

Under the terms of AIR's loan agreement, the construction loan was to be converted to term loan status by October 31, 1998 upon the successful achievement of certain production milestones, and the completion of an adjacent bulk materials handling facility owned and operated by a third party subject to a contractual arrangement to provide materials handling services to AIR's operations. In June 1998, an incident occurred

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollars in thousands, unless otherwise noted)

during testing of the third party handling facility's primary unloading crane resulting in significant structural damage and delays to this facility's construction completion schedule. During 1998 and until the third party handling facility construction is completed as originally designed, alternative freight and handling services have been used and will continue to be used with respect to the terminal facility at a cost in excess of that which was originally provided under the contract arrangement with the third party handling facility. An alternative crane has now been installed by the third party material handling facility and is expected to be operational in the first quarter of 1999. It is expected that this crane will provide substantial savings over the current arrangement and can handle AIR's needs until a larger and faster crane is installed.

Because of the construction problems with the handling facility, the date for the conversion of AIR's construction loan to term loan status has been extended until March 31, 1999. Discussions are currently underway with AIR's lenders regarding structure and timing of conversion of the construction loan to permanent long-term status. It is management's opinion that acceptable long term financing for AIR's conversion of its construction loan can be negotiated with AIR's lenders and that the newly installed crane will adequately handle AIR's needs until the larger and faster crane is installed. However there can be no assurance that negotiations with AIR's lenders will be successful or completed on terms that will not have an adverse impact on the Company's future cost of DRI or on the Company's cash flows or on the ability of AIR to continue as a going concern.

If AIR's construction loan had been converted to a term loan on the original conversion date of October 31, 1998 the following would have represented the amortization of principal payments under the term loan which would have been due from AIR in amounts which range from 4.8% of the initial principal balance (in year 2) to 13.28% of the initial principal balance (in year 10). Interest rates vary from LIBOR plus 1.25% or NationsBank Prime plus .5% during the construction phase, and vary from LIBOR plus 1.375% to 2.125% or NationsBank Prime plus .625% to 1.375% during the working capital and term loan phase. As of December 31, 1998, the effective rate ranged from 6.820% to 6.95%.

The Company's recorded investment in equity companies is approximately $0.8 million less than its share of the underlying equity of the associated companies at December 31, 1998. The difference results from acquisition accounting and is being amortized over approximately 10 years, which is the estimated weighted average life of the related assets.

All of the joint ventures are invoiced technical service fees pursuant to technology and management support agreements. These amounts are included in the accompanying income statements as a separate component of other income. The Company has related party accounts receivable from its joint venture affiliates of $2.0 million and $1.6 million as of December 31, 1997 and 1998, respectively. The Company has related party accounts payable of $2.4 million and $8.2 million at December 31, 1997 and 1998, respectively, including amounts due to AIR of $3.7 million at December 31, 1998.

7.  PROPERTIES

   Properties consist of the following:

                                            December 31,    December 31,
                                                1997           1998
                                            ------------    ------------
          Land and leaseholds                $  13,895       $  13,277
          Buildings and improvements            49,421          51,988
          Machinery and equipment              256,102         273,542
          Construction in progress               7,388          10,870
                                             ---------       ---------
                                               326,806         349,677
          Less accumulated depreciation        (65,849)        (94,801)
                                             ---------       ---------
                                             $ 260,957       $ 254,876
                                             =========       =========

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollars in thousands, unless otherwise noted)

In June 1998, the Company completed the sale of its wholly-owned subsidiary, Tubos Y Alcantarillas S. A., ("Tubos") for $9.5 million resulting in a gain on disposition of $5.2 million. Tubos was created in March 1998, and was capitalized by the Company through the contribution of certain manufacturing assets located in Peru.

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

The Company capitalized no interest during 1997 or 1998.

8.  PAYABLES AND ACCRUED LIABILITIES

Payables and accrued liabilities consist of the following:

                                      December 31,   December 31,
                                          1997           1998
                                      ------------   ------------
          Trade payables                $ 83,650      $ 84,170
          Salaries and wages              12,936        11,052
          Accrued interest payable        10,509        10,072
          Other                           28,639        29,609
                                        --------      --------
                                        $135,734      $134,903
                                        ========      ========

9.  ANTITRUST CLAIM SETTLEMENT

The Company reached a settlement with one of its suppliers of electrodes arising out of antitrust investigations and claims against the supplier. As a result, the Company realized pre-tax gains of $4.2 million in the third quarter of 1998 and $3.4 million in the fourth quarter of 1998 from the combination of cash, settlement of certain outstanding invoices, and credits taken against current purchases from this supplier.

The Company anticipates additional settlements from other electrode suppliers in 1999.

10. NOTES PAYABLE AND LONG-TERM DEBT

International short-term debt exists under several uncollateralized credit lines in Chile, Peru, and Italy. This debt is incurred for general corporate purposes and working capital requirements. This short-term debt totaled $8.6 million at December 31, 1998 with remaining borrowing availability of $21.5 million.

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollars in thousands, unless otherwise noted)

Long-term debt consists of the following:

                                                                                 December 31,     December 31,
                                                                                     1997            1998
                                                                                 ------------     ------------
       12% Senior notes due September 1, 2004, unsecured and
         guaranteed by the Company, interest payable semi-annually               $   125,000       $ 125,000

       12 1/4% Senior notes due October 1, 2005, unsecured and
         guaranteed by the Company, interest payable semi-annually                   125,000         125,000

       $50,000 Long-term note due in quarterly installments to
         September 30, 2002, secured by certain property, plant and equipment of GSTOC and subsidiaries.  Interest payable
         monthly/quarterly at the Company's option based upon fixed
         margin over LIBOR or the prime rate (8.7% at December 31,                    48,875          48,375
         1998)

       $120,000 Revolving credit facility due September 30, 2001, secured by accounts receivable, inventory and other current assets of GSTOC and subsidiaries, interest payable monthly/quarterly at the Company's option based upon varying margin over LIBOR or the
         prime rate (8.7% at December 31, 1998)                                       22,058          24,575

       $8,000 Unsecured MEI term note due in quarterly installments commencing
         March 31, 2000 to December 31, 2001, interest payable quarterly based upon varying margins over LIBOR or the
         prime rate (6.4% at December 31, 1998)                                        8,000           8,000

       $9,000 Unsecured MEI revolving credit agreement due June 30, 2000, interest payable quarterly based upon varying margins over
         LIBOR or the prime rate (7.3% at December 31, 1998)                           4,381           4,259

       Unsecured Acerco S.A. long-term note due on August 8, 2000.
         Interest payable based on a fixed rate over the one year LIBOR
         rate (7.2% at December 31, 1998)                                              2,026           1,535

       Other                                                                              48              15
                                                                                    --------        --------
                                                                                     335,388         336,759
       Less current portion                                                             (500)           (518)
                                                                                    --------        --------
                                                                                    $334,888        $336,241
                                                                                    ========        ========

The fair value of the 12% Notes and the 12 1/4% Notes is $85.0 million and $83.8 million, respectively, based on the market trading price at December 31, 1998. The carrying value of all other long-term debt approximates fair value.

The Revolving Credit Facility provides for up to $120.0 million inclusive of letters of credit, limited by a borrowing base to specified percentages of eligible accounts receivable and inventories of GSTOC and subsidiaries. At December 31, 1998, $10.0 million of letters of credit were outstanding, and unused availability under the facility at December 31, 1998 was $42.0 million. The facility requires payment of a commitment fee on the unused portion of the line of credit.

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollars in thousands, unless otherwise noted)

The unsecured MEI revolving credit agreement permits borrowings on the revolving line of credit up to $9.0 million. Unused availability under the facility was $4.7 million at December 31, 1998. An annual commitment fee is due on the unused balance of the revolving line of credit.

Several of the debt agreements require the Company to comply with certain covenants such as minimum cash flows and net worth requirements. The Company is in compliance with these covenants at December 31, 1998.

The aggregate maturities of long-term debt at December 31, 1998 are as follows:

                         1999                          $       518
                         2000                               10,291
                         2001                               29,075
                         2002                               46,875
                         2003                                    -
                         Thereafter                        250,000
                                                       -----------
                                                       $   336,759
                                                       ===========

11. EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT PLANS

The Company has several qualified non-contributory employee pension plans covering most employees. Plans covering most salaried employees provide benefits based on employees' years of service and compensation. Defined benefit plans covering most hourly employees provide benefits based on employees' years of service.

The Kansas City operations provide certain health care, life and other post retirement benefits other than pensions ("OPEB") to current and future hourly union retirees and certain current and future salaried retirees hired prior to January 1, 1990. Benefit expense begins to accrue on the date of hire. The life insurance plan is non-contributory and covers retirees only. The Company's policy is to fund benefits payable under these plans as the obligations become due.

                                                        Pension Benefits              Other Benefits
                                                    -----------------------       -----------------------
                                                      1997           1998           1997           1998
                                                    --------       --------       --------       --------
Change in projected benefit obligation
Benefit obligation at beginning of year             $ 40,896       $ 62,113       $ 19,788       $ 23,689
Service cost                                           3,728          4,112            528            506
Interest cost                                          3,852          4,575          1,664          1,887
Amendments                                            11,208            648
Actuarial (gain) loss                                  4,414         (1,956)         2,609          2,213
Transfers                                               (542)
Benefits paid                                         (1,443)        (2,122)          (900)        (1,000)
                                                    --------       --------       --------       --------
Benefit obligation at end of year                   $ 62,113       $ 67,370       $ 23,689       $ 27,295
                                                    --------       --------       --------       --------

Change in plan assets
Fair value of plan assets at beginning of year      $ 42,398       $ 54,484       $              $
Actual return on assets                                7,342          8,596
Employer contributions                                 6,752          5,159            900          1,000
Transfers                                               (565)
Benefits paid                                         (1,443)        (2,122)          (900)        (1,000)
                                                    --------       --------       --------       --------
Fair value of plan assets at end of year            $ 54,484       $ 66,117       $              $
                                                    --------       --------       --------       --------

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, unless otherwise noted)

                                                Pension Benefits                 Other Benefits
                                            ------------------------        -----------------------
                                              1997            1998            1997            1998
                                            --------        --------        --------        --------
Funded status                               $ (7,629)       $ (1,253)       $(23,689)       $(27,295)
Unrecognized actuarial (gain) loss            (4,168)        (11,004)         (3,159)           (936)
Unrecognized prior service cost               10,802          10,459
                                            --------        --------        --------        --------
Net amount recognized                       $   (995)       $ (1,798)       $(26,848)       $(28,231)
                                            ========        ========        ========        ========

Amounts recognized in the statement of
  financial position consist of:
       Prepaid benefit cost                 $  3,374        $  2,759        $               $
       Accrued benefit liability              (4,369)         (4,557)        (26,848)        (28,231)
       Additional minimum liability           (9,471)         (6,152)
       Intangible asset                        9,471           6,152
                                            --------        --------        --------        --------
Net amount recognized                       $   (995)       $ (1,798)       $(26,848)       $(28,231)
                                            ========        ========        ========        ========

Weighted-average assumptions as of
   December 31
       Discount rate                            7.50%           7.25%           7.50%           7.25%
       Expected return on plan assets           9.50            9.50
         Rate of compensation increase          5.25            3.00

 For measurement purposes, a nine-percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 1998. The rate was assumed to decrease gradually to five-percent for 2002 and remain at that level thereafter.

                                                       Pension Benefits                          Other Benefits
                                             -----------------------------------       -----------------------------------
                                               1996         1997          1998           1996         1997           1998
                                             -------       -------       -------       -------       -------       -------
Components of net periodic benefit cost
Service cost                                 $ 3,630       $ 3,728       $ 4,112       $   469       $   528       $   506
Interest cost                                  3,020         3,852         4,575         1,445         1,664         1,887
Expected return on plan assets                (3,254)       (4,197)       (5,181)
Amortization of prior service cost                25           406           990
Recognized actuarial (gain) loss                 444         1,770           765          (390)         (237)          (11)
Union accrual                                                                737
                                             -------       -------       -------       -------       -------       -------
Net periodic benefit cost                    $ 3,865       $ 5,559       $ 5,998       $ 1,524       $ 1,955       $ 2,382
                                             =======       =======       =======       =======       =======       =======

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $49.9 million, $49.9 million, and $45.6 million, respectively, as of December 31, 1998 and $44.8 million, $44.8 million, and $37.5 million, respectively, as of December 31, 1997.

 Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                  1-Percentage        1-Percentage
                                                  Point Increase      Point Decrease
                                                  --------------      --------------
 Effect on total of service and interest cost
    components                                       $   364             $   (293)
 Effect on post retirement benefit obligations       $ 3,910             $ (3,191)

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollars in thousands, unless otherwise noted)

Assets of the qualified defined benefit plans are administered by a trustee and consist primarily of units of certain collective trust funds, and diversified mutual funds.

With respect to the accrued pension expense, $12.2 million and $10.0 million were recorded in noncurrent liabilities at December 31, 1997 and 1998, respectively. At December 31, 1997 and 1998, $11.2 million and $8.0 million were recorded in prepaid expenses.

The assets and liabilities of the ME International Pension Plan for the United Steelworkers of America Local 1028 Employees Plan were transferred to the United Steelworkers multi-employer plan as of December 31, 1997. The contributions to the plan during 1998 were $0.1 million.

The Company's funding policy is to meet or exceed the minimum amount required under ERISA.

Additionally, the Company has Supplemental Retirement Plans, which cover certain key executives. These plans are defined benefit pension plans and are not intended to be qualified plans under the Internal Revenue Code. Benefits payable under these plans are not funded; rather, the liability for future plan benefits is recorded on the balance sheet and amounted to $0.6 million and $0.7 million at December 31, 1997 and 1998, respectively.

DEFINED CONTRIBUTION PLANS

The Company's subsidiaries have various defined contribution plans that cover substantially all of the salaried and hourly employees. The Company recorded expense related to those plans of $0.5 million, $0.6 million and $0.3 million for the years ended December 31, 1996, 1997 and 1998, respectively.

12. INCOME TAXES

TAX EXPENSE

Total income tax expense (benefit) was allocated as follows:

                                                            Year Ended
                                              ---------------------------------------
                                              December 31,  December 31, December 31,
                                                  1996         1997          1998
                                              ------------  ------------ ------------
   Income from continuing operations            $3,815        $6,523       $   740
   Income (loss) from discontinued operations       98            97
   Loss on disposal of discontinued operations                (1,704)
   Cumulative effect of change in  accounting   $2,444
                                                ------        ------       -------
                                                $6,357        $4,916       $   740
                                                ======        ======       =======

The provision (benefit) for income taxes attributable to income from continuing operations consists of the following components:

                                                          Year Ended
                                            ----------------------------------------
                                            December 31,  December 31,  December 31,
                                                1996          1997          1998
                                            ------------  ------------  ------------
   Current
          State and Local                     $   514        $   140       $  (999)
          Foreign                               3,097          3,657         5,382
                                              -------        -------       -------
                              Total current     3,611          3,797         4,383
                                              -------        -------       -------

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollars in thousands, unless otherwise noted)

                                                             Year Ended
                                               ----------------------------------------
                                               December 31,  December 31,  December 31,
                                                   1996          1997          1998
                                               ------------  ------------  ------------
   Deferred
          Federal                                    283            308        (6,273)
          State and Local                         (1,214)          (388)          551
          Foreign                                  1,135          2,806         2,079
                                                ---------        ------       -------
                              Total deferred         204          2,726        (3,643)
                                                ---------        ------       -------
   Total income tax expense                     $  3,815         $6,523       $   740
                                                =========        ======       =======

Tax Rates

Differences between income taxes computed using the U.S. federal income tax statutory rate of 35% and income tax expense recorded by the Company are attributable to the following:

                                                                      Year Ended
                                                        ------------------------------------------
                                                        December 31,   December 31,   December 31,
                                                             1996          1997          1998
                                                        ------------   ------------   ------------
     Income tax expense using the US statutory rate       $  1,502       $ 4,540       $(8,613)
     Difference in rates on earnings of foreign
      subsidiaries and joint ventures                          212        (1,789)       (2,167)
     Unremitted earnings of foreign subsidiaries
      and joint ventures                                     4,711         3,725         6,818
     State income taxes, net                                  (455)         (161)         (291)
     Change in valuation allowance                          (2,065)
     Other                                                     (90)          208         4,993
                                                           -------       -------       -------
          Total                                            $ 3,815       $ 6,523       $   740
                                                           =======       =======       =======

Deferred Taxes

Deferred tax liabilities (assets) are comprised of the following:

                                                          December 31,   December 31,
                                                              1997           1998
                                                          ------------   ------------
     Inventory                                              $  3,826       $  3,201
     Basis in foreign subsidiaries                            15,285         17,272
     Intangibles                                               1,422          1,596
     Properties                                               45,184         46,460
                                                            --------       --------
     Gross deferred tax liabilities                           65,717         68,529
                                                            --------       --------

     Long-term employee health obligations                    (9,999)       (11,068)
     NOL, AMT credit and ITC credit carryovers               (52,695)       (45,197)
     Book liabilities not currently deductible for tax        (2,713)        (4,624)
     Deferred compensation and other employee benefits        (1,679)        (3,100)
     Vacation accrual                                         (1,667)        (1,723)
     Other, net                                                  201            (88)
                                                            --------       --------
     Gross deferred tax assets                               (68,552)       (65,800)
                                                            --------       --------
     Deferred tax asset valuation allowance                    8,910          8,910
                                                            --------       --------

     Net deferred tax liability                             $  6,075       $ 11,639
                                                            ========       ========

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollars in thousands, unless otherwise noted)

At December 31, 1998, the Company has NOL carryforwards for U.S. federal income tax purposes of approximately $102.0 million, which are available to offset future federal taxable income. Under existing tax laws net operating losses can be carried forward for 20 years. The Company's net operating losses will expire in the years 2011 through 2019. In addition, the Company has alternative minimum tax credit carryforwards of approximately $5.7 million, which are available to reduce future U.S. federal regular income taxes over an indefinite period.

The valuation allowance for net operating losses for the year ended December 31, 1997 remained unchanged at December 31, 1998. Management has determined based upon evidence available to the Company that it is more likely than not that the Company will realized the gross deferred tax assets (principally net operating loss carryforwards), as adjusted for the valuation allowance.

Deferred tax expense has been provided for the portion of the unremitted earnings of foreign subsidiaries and joint ventures that the Company anticipates will be repatriated. Provision has not been made for U.S. income tax or foreign withholding tax on approximately $16.3 million of unremitted earnings of foreign subsidiaries and joint ventures, as those earnings are considered to be invested indefinitely. Such earnings could become taxable upon the sale or liquidation of these foreign operations or upon the remittance of dividends in excess of the percentage the Company has estimated to be repatriated. Determination of the amount of unrecognized deferred U.S. income tax associated with these earnings is not practicable because such amounts depend on the Company's future ability to claim foreign tax credits which cannot currently be predicted. Foreign withholding taxes of approximately $0.4 million would be payable upon the remittance of the portion of unremitted earnings considered to be invested indefinitely.

As discussed in Note 2, the Company is a party to a tax sharing agreement and files a consolidated U.S. federal tax return with GSI and other members of GSI's consolidated U.S. federal income tax return. Among other things, if the Company generates a net operating loss or other tax attribute that it is unable to use in the current year, the Company will be allowed to carry forward, but not carry back any unused net operating or tax attribute for purposes of computing the Company's separate federal income tax liability. However, during 1998, GSI elected to carry back certain of the Company's net operating losses and recover federal income taxes previously paid by the Company. As a result the Company currently has an income tax receivable of approximately $9.2 million due from GSI.

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollars in thousands, unless otherwise noted)

13.  COMMON STOCK AND STOCKHOLDERS' EQUITY

STOCK OPTIONS - GSI

The GSI Board of Directors has granted stock options of GSI to certain officers and employees which provide the option to purchase common stock of GSI. These options, which have ten-year terms, consist of two general types. Time Options vest over a five year period from the date of the grant; however, vesting is accelerated upon the occurrence of an Acceleration Event, as defined. Target Options vest after a specified period of time unless there is an Acceleration Event or an Exercise Event, as defined. Upon the occurrence of an Acceleration Event or Exercise Event, all or some portion of the target options granted become immediately exercisable depending on achievements of predetermined investor return multiples. Those not currently exercisable remain outstanding through the original vesting date.

Both types of options are non-qualified, have anti-dilution provisions, and have been granted at exercise prices not less than 100% of the fair market value of the stock at the date of option grant.

Stock option activity was as follows:

                                               Time            Target    Average Option
                                             Options          Options    Price per share
                                             -------          -------    ---------------
     Outstanding at December 31, 1993         644,123        1,932,368       $    .10
     Options granted                        1,203,384           93,087       $   5.63
                                            ---------        ---------
     Outstanding at December 31, 1994       1,847,507        2,025,455       $   1.95
     Options granted                          995,000                        $   9.00
     Options cancelled                        (44,377)         (52,942)      $   1.51
                                            ---------        ---------
     Outstanding at December 31, 1995       2,798,130        1,972,513       $   3.43
                                            ---------        ---------
     Options granted                           90,000                        $   9.00
     Options cancelled                       (170,368)         (58,163)      $   3.99
     Options exercised                         (5,857)                       $    .10
                                            ---------        ---------
     Outstanding at December 31, 1996       2,711,905        1,914,350       $   3.51
                                            ---------        ---------
     Options granted                          922,000                        $   7.00
     Options cancelled                        (74,133)                       $   6.82
                                            ---------        ---------
     Outstanding at December 31, 1997       3,559,772        1,914,350       $   4.06
     Options granted                          212,000                        $   7.00
     Options cancelled                        (80,350)         (15,552)      $   7.01
                                            ---------        ---------
     Outstanding at December 31, 1998       3,691,422        1,898,798       $   4.12
                                            =========        =========
     Exercisable at December 31, 1994         323,954               --       $   3.20
     Exercisable at December 31, 1995         956,555          519,489       $   2.61
     Exercisable at December 31, 1996       1,542,079        1,276,143       $   2.72
     Exercisable at December 31, 1997       2,084,752        1,318,754       $   3.30
     Exercisable at December 31, 1998       2,618,558        1,575,044       $   3.48

At December 31, 1998 there were 234,686 options outstanding, which have been approved by the Board of Directors, but not yet granted. Exercise prices have not been determined for these options.

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollars in thousands, unless otherwise noted)

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Assuming any compensation expense for the GSI options would reduce net income of GSI, the Company's pro forma information follows:

                                                   1996       1997       1998
                                                   ----       ----       ----
    Pro forma net income after adjustment
      for stock option expense                   $6,040    $(16,633)   $(25,999)

The weighted Black-Scholes value of options granted during 1996, 1997 and 1998 was $1.55, $2.38, and $.08. Value was estimated using an expected life of 6 years, no dividends, volatility of .27, .27 and .22, and risk-free interest rates of 6.2%, 6.2%, and 5.5% in 1996, 1997 and 1998.

14.  RELATED PARTY TRANSACTIONS

TRANSITION SERVICES AND OTHER ANCILLARY AGREEMENTS

The officers, directors, and management employees of GSI provide management services to GST. The cost and expenses of these services are charged to GST under a management services agreement and included in selling, general and administrative expenses. This charge amounted to $13.4 million, $11.8 million, and $11.2 million in 1996, 1997, and 1998 respectively. At December 31, 1998 GST has a note payable to GSI of $4.9 million which bears interest at 8.7% and is payable on demand.

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

TRANSACTIONS AMONG STOCKHOLDERS/SIGNIFICANT CUSTOMER

Certain stockholders of GSI are party to other transactions with the Company. General Electric Capital Corporation is a lender and acted as an agent in placement of certain of the Company's existing domestic debt. Bain Capital provides certain management support services for which it receives a fee not to exceed $1.0 million annually, exclusive of out-of-pocket expenses.

One stockholder of GSI is a major customer of the Company's Kansas City wire rod operation. Sales to this customer for the years ended December 31, 1996, 1997 and 1998 comprised 11.8%, 10.3%, and 11.7% of the Company's consolidated sales, respectively. The Company has related party accounts receivable as of December 31, 1997 and December 31, 1998 of $6.5 million and $4.3 million, respectively, related to this stockholder. The Company and the stockholder have entered into a contract for the Company to supply a substantial portion of stockholder's wire rod needs through December 31, 2000. This contract is renewable if certain conditions are present.

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollars in thousands, unless otherwise noted)

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

The Company's subsidiary, Georgetown Steel Corporation, is the defendant in three related suits filed in 1998 by certain private plaintiffs in the Court of Common Pleas for the County of Georgetown, South Carolina. The plaintiffs allege trespass, nuisance, negligence and violation of State and Federal law in connection with the escape of "mill dust" and gases from Georgetown's steel mill into the atmosphere and onto the plaintiffs' property in Georgetown, South Carolina. The plaintiffs seek certification as a class in each case. The plaintiffs in these actions seek unspecified actual, compensatory and punitive damages. The Company believes the actions lack merit and intends to defend them vigorously.

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

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollars in thousands, unless otherwise noted)

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

The Company has several environmental issues currently under discussion with various federal and local agencies, some of these involve compliance and/or remediation at certain properties. During 1997 and 1998, the Company spent $0.1 million and $0.2 million, respectively, on environmental matters.

The Company records certain operating expenses for environmental compliance, testing and other environmental related costs as expenses when incurred. When it has been possible to determine reasonable estimates of liabilities related to environmental issues, based upon information from engineering and environmental specialists, the Company has made provisions and accruals. At December 31, 1997 and 1998, $2.7 million and $2.4 million were accrued for environmental related issues. The Company believes, based upon information currently available to management, that it will not require expenditures to maintain compliance with environmental requirements which would have a material adverse effect on its financial condition, results of operations or competitive position.

LABOR RELATIONS

A significant portion of the Company's employees are covered by collective bargaining agreements negotiated with various unions. These agreements expire at various times between April 1999 and November 2003. In the course of previous contract negotiations, the Company has on occasion been affected by work stoppages.

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

The collective bargaining agreement with employees at the Company's facility in Tempe, Arizona was due to expire in November 1997. The Company successfully negotiated a new contract which extends until November 2003.

The Company's collective bargaining agreement at the Georgetown, South Carolina facility expired on December 8, 1997. The Company and the USWA were unable to agree on the terms of a new agreement and a work stoppage commenced on December 5, 1997. On January 7, 1998, the 580 employees covered by this agreement ratified a new sixty-two month agreement and returned to work.

The collective bargaining agreement with employees at the Company's facility in Concepcion, Chile was due to expire on December 31, 1997. The Company successfully negotiated a new contract that extends until December 2002.

The Company's collective bargaining agreement at the Jacksonville, Florida facility expired on April 30,1998. The Company was unable to reach agreement with the union and a work stoppage commenced. The Company re-staffed the facility with permanent replacement workers and production has returned to normal levels. In July 1998, the union notified the Company that striking workers had accepted the Company's final offer as proposed by management before the work stoppage began. The striking workers have been placed on a recall list for rehire, as positions become available.

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollars in thousands, unless otherwise noted)

COMMITMENTS

The Kansas City operations have entered a ten year agreement, expiring in 2004, with a third party that will staff and manage its computer operations for $0.9 million per year.

The Company is party to a DRI purchase agreement with a term of approximately twelve years as discussed in Note 5.

Rent expense under equipment operating leases was $4.1 million, $2.4 million and $3.3 million for the years ended December 31, 1996, 1997 and 1998, respectively. The Company has future minimum noncancelable operating lease commitments of the following at December 31, 1998:

                                  1999            $3,305
                                  2000             2,596
                                  2001             1,625
                                  2002               970
                                  2003               701
                                Thereafter           586


16.   RISK FACTORS, LIQUIDITY AND UNCERTAINTIES

The following forward-looking statements involve a number of assumptions, risks and uncertainties that could cause actual results of the Company to differ from those matters expressed in or implied by such forward-looking statements.

During 1998 and continuing into early 1999, the Company's results have been negatively impacted by market conditions within the domestic steel industry. Distressed economic conditions in other countries, particularly in Asia, have resulted in record levels of low priced steel imported into the U.S. causing dramatic declines in selling prices industry-wide. In December 1998, the Company, along with other U.S. companies and the United Steelworkers of America, filed a petition with the U. S. International Trade Commission seeking action to limit wire rod imports which have caused serious harm to the industry. Until such time as the U. S. government intervenes with trade sanctions or the foreign economic situation improves, the Company's financial performance could continue to be adversely impacted by these factors. The Company is currently in compliance with its debt covenants (see Note 9 "Long Term Debt"). However, should market conditions experience further or prolonged deterioration, the Company could violate one or more of its covenants within the next twelve months. The Company is evaluating its alternatives in the event that it is unable to comply with its debt covenants. However, there can be no assurance that appropriate alternatives will be available to the Company.

As discussed in Note 5, the Company's 50% owned DRI joint venture has experienced recent losses due to unusually low prices for scrap and scrap substitutes, resulting in lower than optimal production levels and costs of producing DRI exceeding current market prices. Continuation of these market conditions could have a material adverse impact on the Company's future financial performance and potentially on its liquidity and financial condition.

While management believes that funds available from the Company's cash flow from operations and credit facilities will be sufficient, in the aggregate, to fund planned working capital and capital expenditure requirements for 1999, management continues to evaluate alternative sources of funds. There are fluctuations in the Company's working capital needs over the course of a year, generally influenced by various factors such as seasonality, inventory levels, the timing of raw material purchases, and capital expenditures. Due to the cyclical nature of the Company's business, management believes that it is important for the Company to maintain borrowing facilities in excess of working capital requirements.

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollars in thousands, unless otherwise noted)

Capital expenditures in the Company's business tend to vary from year to year, as the impact of major programs is concentrated in certain periods followed by periods of maintenance spending. Management believes that this pattern is typical of the industry. The high quality sector of the steel and wire products industry is characterized by high levels of capital spending. The focus of capital spending is growth in production, improvement in product quality and reduction in product cost.

The Company manages its liquidity needs on a consolidated basis with borrowings available under the Revolving Credit Facility (see Note 10). Management believes the additional borrowing availability under the Credit Facility and the cash flows from operations will be sufficient to meet anticipated capital expenditures and to make principal and interest payments on the Company's indebtedness when due. The Company believes cash flows from operations will continue to improve due to the ongoing benefits of its business strategy, including its cost reduction program and capital investment projects.

17.  Geographic Information

Financial information, by geographic region for the Company is presented below. United States includes GSTOC and MEI. South America is principally comprised of the Company's operations in Chile and Peru. Other includes the Company's operations in Europe (principally Italy), Canada and other joint venture interests around the world (Note 6).

                                                   Year ended December 31, 1996
                                        --------------------------------------------------
                                          United        South
                                          States        America       Other         Total
                                        ---------       -------      -------      --------
Net sales                               $ 704,425       $86,203      $25,289      $815,917
Operating profit                           28,413         8,177        2,049        38,639
Equity in income of joint ventures          3,421         1,068        1,011         5,500
Net income (loss)                          (1,652)        6,054        2,033         6,435


                                                   Year ended December 31, 1997
                                        --------------------------------------------------
                                          United        South
                                          States        America       Other         Total
                                        ---------       -------      -------      --------
Net sales                               $ 690,758       $106,664     $12,312      $809,734
Operating profit                           33,657          9,982         559        44,198
Equity in income of joint ventures          2,679          3,003         513         6,195
Net income (loss)                         (27,014)         9,478       1,420       (16,116)
Identifiable assets                       567,521         67,020      11,736       646,277
Total liabilities                         507,444         39,695       3,977       551,116
Net assets                                 60,077         27,325       7,759        95,161


                                                   Year ended December 31, 1998
                                        --------------------------------------------------
                                          United        South
                                          States        America       Other         Total
                                        ---------       -------      -------      --------
Net sales                               $ 715,785       $108,784     $ 7,276      $831,845
Operating profit                           (6,555)        14,028          29         7,502
Equity in income (loss) of joint venture   (2,359)           557         (13)       (1,815)
Net income (loss)                         (38,852)        11,514       1,987       (25,351)
Identifiable assets                       551,417         67,111      18,425       636,953
Total liabilities                         520,884         39,238       7,935       568,057
Net assets                                 30,533         27,873      10,490        68,896

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollars in thousands, unless otherwise noted)

18.  SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED (DOLLARS IN MILLIONS)

                                                         1997                                               1998
                                   ----------------------------------------------    ----------------------------------------------
                                     1(st)        2(nd)        3(rd)       4(th)       1(st)       2(nd)        3(rd)        4(th)
                                   --------     --------     --------    --------    --------    --------     --------     --------
Net sales                          $  208.9     $  184.5     $  216.9    $  199.4    $  216.7    $  224.7     $  196.6     $  193.8

Operating profit (loss)                13.1         (4.0)        18.3        16.8        13.3         2.8         (5.1)        (3.6)

Income (loss) from continuing
   operations                           3.0         (6.0)         5.2         4.3         2.7        (0.1)       (13.2)       (14.7)

Discontinued operations               (22.6)

                                   --------     --------     --------    --------    --------    --------     --------     --------
Net income (loss)                  $  (19.6)    $   (6.0)    $    5.2    $    4.3    $    2.7    $   (0.1)    $  (13.2)    $  (14.7)
                                   ========     ========     ========    ========    ========    ========     ========     ========

                   Report of Independent Accountants on
                       Financial Statement Schedules

March 12, 1999

To the Board of Directors
  of GS Technologies Corporation

Our audits of the consolidated financial statements referred to in our report dated March 12, 1999 appearing on page F-1 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth herein when read in conjunction with the related consolidated financial statements.

                                                                      Schedule 1
                           GS TECHNOLOGIES CORPORATION
              CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

                                 BALANCE SHEETS
                             (Dollars in thousands)

                                                                   December 31,      December 31,
                                                                       1997            1998
                                                                   ------------      ------------
ASSETS
Current assets:
   Cash and cash equivalents                                         $      15       $       8
   Other receivables                                                        63             108
   Recoverable income taxes                                                137           4,612
   Deferred Income Taxes                                                   853           1,036
                                                                     ---------       ---------
     Total current assets                                                1,068           5,764

Loans to affiliates                                                                      3,500
Investment in consolidated subsidiaries                                111,155          94,287
Investment in joint ventures                                             8,585           8,675
                                                                     ---------       ---------
     Total assets                                                    $ 120,808       $ 112,226
                                                                     =========       =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Payables to affiliates                                                3,476           4,669
   Payables and accrued liabilities                                       (505)            588
                                                                     ---------       ---------
     Total current liabilities                                           2,971           5,257

Deferred income taxes payable                                           19,109          28,808
Other long-term liabilities                                              3,567           7,435
                                                                     ---------       ---------
     Total liabilities                                                  25,647          41,500
                                                                     ---------       ---------

Stockholder's equity
   Common Stock, $.01 par value, 1,000 shares authorized, and
     100 shares issued and outstanding at December 31, 1997 and
     1998                                                                    1               1
   Additional paid-in capital                                          132,166         132,716
   Retained earnings (accumulated deficit)                             (33,845)        (59,196)
   Cumulative translation adjustment                                    (3,161)         (2,795)
                                                                     ---------       ---------
     Total stockholder's equity                                         95,161          70,726
                                                                     ---------       ---------
     Total liabilities and stockholder's equity                      $ 120,808       $ 112,226
                                                                     =========       =========


                  See notes to Condensed Financial Information

                                                                      Schedule I
                           GS TECHNOLOGIES CORPORATION
              CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

                            STATEMENTS OF OPERATIONS
                             (Dollars in thousands)

                                                       Year Ended      Year Ended      Year Ended
                                                        December        December        December
                                                            31,            31,             31,
                                                           1996           1997           1998
                                                        ---------      ----------      ----------
Equity in income (loss)of consolidated subsidiaries      $ 10,385       $(12,093)      $(22,732)
Equity in income of joint ventures                          3,421          1,530          1,490
Gain (loss) on disposition of properties                                                  5,176
Other, net                                                 (1,853)        (1,262)        (1,606)
                                                         --------       --------       --------

Income (loss) before income tax                            11,953        (11,825)       (17,672)

Income tax (provision)                                     (5,518)        (4,291)        (7,679)
                                                         --------       --------       --------

Net income (loss)                                        $  6,435       $(16,116)      $(25,351)
                                                         ========       ========       ========






                  See notes to Condensed Financial Information

                                                                      Schedule I
                           GS TECHNOLOGIES CORPORATION
              CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY
                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                               Year Ended      Year Ended     Year Ended
                                                                               December 31,   December 31,   December 31,
                                                                                   1996           1997           1998
                                                                               ------------   ------------   ------------
Operating activities:
   Net income (loss)                                                             $  6,435       $(16,116)      $(25,351)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
       Equity in (income) loss of consolidated subsidiaries                       (10,385)        12,093         22,732
       Equity in (income) loss of joint ventures                                   (3,421)        (1,530)        (1,490)
       Dividends from joint ventures                                                3,141          1,018          1,434
       Gain on disposition of properties                                                                         (5,176)
       Deferred income taxes                                                       10,085         (3,436)         9,516
       Changes in operating assets and liabilities:
         Receivables                                                                  913            272            (45)
         Payables and accrued liabilities                                          (5,289)            79          2,286
         Income taxes                                                              (6,606)         6,469         (4,475)
         Other                                                                      1,506            498           (918)
                                                                                 --------       --------       --------
         Net cash provided by (used in) operating
           activities                                                              (3,621)          (653)        (1,487)
                                                                                 --------       --------       --------

Investing activities:
   Investment in consolidated subsidiaries                                        (11,849)       (10,730)       (21,765)
   Purchase of additional interest in Moly-Cop
      Philippines                                                                                                (1,000)
   Dividends received from consolidated subsidiaries                               16,778         10,761         17,695
   Proceeds from disposition of properties                                                                        9,500
   Loan to affiliate                                                                                             (3,500)
   Change in receivable/payable to affiliates                                       1,727             --
                                                                                 --------       --------       --------
         Net cash provided by (used in) investing
           activities                                                               6,656             31            930
                                                                                 --------       --------       --------

Financing activities:
   Repayments of long-term debt                                                    (2,400)            --
   Contribution from GSI                                                               --                           550
                                                                                 --------       --------       --------
         Net cash provided by (used in) financing
           activities                                                              (2,400)            --            550
                                                                                 --------       --------       --------

Net increase (decrease) in cash and cash
  equivalents                                                                         635           (622)            (7)

Cash and cash equivalents:
   Beginning of period                                                                  2            637             15
                                                                                 --------       --------       --------
   End of period                                                                 $    637       $     15       $      8
                                                                                 ========       ========       ========

                  See notes to Condensed Financial Information

                                                                      Schedule 1
                           GS TECHNOLOGIES CORPORATION
              NOTES TO SCHEDULE 1 - CONDENSED FINANCIAL INFORMATION
                              OF THE PARENT COMPANY
                             (Dollars in Thousands)

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

At December 31, 1998 and 1997, GSTOC and MEI, had long-term debt instruments that contained various covenants which, among other things, restrict the payment of dividends to GST. There were no restrictions for dividend payments from the other subsidiaries to GST.

                                                                     Schedule II
                           GS TECHNOLOGIES CORPORATION

                   VALUATION AND QUALIFYING ACCOUNTS RESERVES

                                                     Additions
                                             -----------------------
                                Balance at               Charged to               Balance at
                                Beginning    Charged to    Other                    End of
Description                     of Period     Expense    Accounts    Deductions     Period
-----------                     ---------     -------    --------    ----------     ------
Year ended December 31, 1997

   Allowance for doubtful
     accounts                     $1,828      $  457                  $  (447)      $1,838

Year ended December 31, 1998

   Allowance for doubtful
     accounts                     $1,838      $1,311      $(103)      $  (850)      $2,196

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March, 1999.

                            GS TECHNOLOGIES CORPORATION AND
                            GS TECHNOLOGIES OPERATING CO., INC.

                             By:       /s/ Luis E. Leon
                                    -------------------------------------------
                                    Luis E. Leon, Senior Vice President-Finance
                                    Chief Financial Officer, Treasurer
                                    and Assistant Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signatures                        Title                                        Date
   ----------                        -----                                        ----
/s/ Mark G. Essig              Chief Executive Officer (Principal
-------------------------      Executive Officer), President and Director
Mark G. Essig

/s/ Luis E. Leon
-------------------------      Senior Vice President - Finance
Luis E. Leon                   Chief Financial Officer, Treasurer and Assistant
                               Secretary (Principal Financial Officer)

/s/ David O. Shelley           Vice President and Controller
-------------------------      (Principal Accounting Officer)
David O. Shelley

/s/ Roger R. Regelbrugge       Chairman and Director
-------------------------
Roger R. Regelbrugge

/s/ Paul B. Edgerley           Director
-------------------------
Paul B. Edgerley

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT
SECTION 12 OF THE ACT.

No annual report or proxy soliciting materials has been provided to security holders as of the date of filing of this annual report on Form 10-K. The Company may subsequently provide an annual report to security holders and will provide the Commission with copies of any such report. The Company does not plan to send a proxy statement, form of proxy or other proxy soliciting material to its security holders during 1999.