Form 10-Q
period 1999-03-31
GS TECHNOLOGIES OPERATING CO INC
filed 1999-05-05
CIK 925906

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

For the quarterly period ended March 31, 1999   Commission File Number 033-80618

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

                                 Yes [X]   No [ ]

         There were 100 shares of GS Technologies Operating Co., Inc. Common Stock, par value $.01 per share, outstanding at May 1, 1999. There were 100 shares of GS Technologies Corporation Common Stock, par value $.01 per share, outstanding at May 1, 1999.

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

INDEX

   Item                                                                           Page
    (1)  Unaudited Consolidated Financial Statements of the Company

         Unaudited Consolidated Statements of Operations for the Three Months
         ended March 31, 1998 and March 31, 1999                                   3

         Unaudited Consolidated Balance Sheets as of December 31, 1998
         and March 31, 1999                                                        4

         Unaudited Consolidated Statements of Cash Flows for the Three Months
         ended March 31, 1998 and March 31, 1999                                   5

         Notes to Unaudited Consolidated Financial Statements                      6

    (2)  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                    11

    (3)  Quantitative and Qualitative Disclosures About Market Risk               14

                          GS TECHNOLOGIES CORPORATION
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                             (Dollars in thousands)

                                                           Three Months Ended
                                                       -------------------------
                                                       March 31,       March 31,
                                                          1998            1999
                                                       ---------       ---------

Net sales                                              $ 216,690       $ 204,644

Operating costs and expenses:
     Cost of products sold                               184,783         177,393
     Selling, general and administrative expenses         10,942          12,167
     Depreciation and amortization                         7,665           7,747
                                                       ---------       ---------
                                                         203,390         197,307
                                                       ---------       ---------

Operating profit                                          13,300           7,337

Other income (expense):
     Interest expense, net                               (10,139)        (10,125)
     Equity in income (loss) of joint ventures               (97)         (1,974)
     Fees from joint ventures                              1,179             886
     Gain (loss) on disposal of properties                    78
     Other, net                                              353             (70)
                                                       ---------       ---------
                                                          (8,626)        (11,283)
                                                       ---------       ---------

Income (loss) before income tax                            4,674          (3,946)

Income tax provision                                      (2,014)         (1,038)
                                                       ---------       ---------

Net income (loss)                                      $   2,660       $  (4,984)
                                                       =========       =========


            See notes to unaudited consolidated financial statements

                          GS TECHNOLOGIES CORPORATION
                     UNAUDITED CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)

                                                                       December 31,     March 31,
                                                                           1998            1999
                                                                        ---------       ---------
Assets
Current assets:
   Cash and cash equivalents                                            $  10,664       $   8,910
   Receivables less allowance for doubtful accounts                        86,387          94,482
   Receivables from related parties                                         5,939           8,508
                                                                        ---------       ---------
      Total receivables                                                    92,326         102,990
                                                                        ---------       ---------
   Inventories                                                            138,615         119,195
   Prepaid expenses and other current assets                                6,861           5,779
   Taxes recoverable from parent                                            9,297
   Income taxes receivable                                                  3,474           3,365
   Deferred tax benefit                                                     6,422           6,892
                                                                        ---------       ---------
     Total current assets                                                 267,659         247,131

Investments in joint ventures                                              38,590          39,588
Properties, net                                                           254,876         252,395
Acquisition premium                                                        59,102          58,700
Other assets                                                               23,148          20,801
                                                                        ---------       ---------
     Total assets                                                       $ 643,375       $ 618,615
                                                                        =========       =========


Liabilities and Stockholder's Equity
Current liabilities:
   Notes payable                                                        $   8,568       $   6,260
   Current portion of long-term debt                                          518             514
   Payables to related parties                                              8,161           9,711
   Payables and accrued liabilities                                       134,903         122,519
                                                                        ---------       ---------
     Total current liabilities                                            152,150         139,004

Long-term debt                                                            336,241         330,388
Loans from parent                                                           4,900
Post retirement benefit obligations other than pensions                    28,231          28,646
Deferred income taxes payable                                              18,061          18,676
Other long-term liabilities                                                34,896          32,951
Commitments and contingencies (Note 8)
                                                                        ---------       ---------
     Total liabilities                                                    574,479         549,665
                                                                        ---------       ---------

Stockholder's equity:
   Common Stock, $.01 par value, 1,000 shares authorized, and 100 shares issued and outstanding at December 31, 1998 and March
      31, 1999                                                                  1               1
   Additional paid in capital                                             132,716         138,082
   Accumulated deficit                                                    (59,196)        (64,180)
   Accumulated comprehensive income (loss)                                 (4,625)         (4,953)
                                                                        ---------       ---------
     Total stockholder's equity                                            68,896          68,950
                                                                        ---------       ---------
     Total liabilities and stockholder's equity                         $ 643,375       $ 618,615
                                                                        =========       =========


            See notes to unaudited consolidated financial statements

                          GS TECHNOLOGIES CORPORATION
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                Three Months Ended
                                                                             ------------------------
                                                                             March 31,      March 31,
                                                                                1998          1999
                                                                             --------       --------
Operating activities:
   Net income (loss)                                                         $  2,660       $ (4,984)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                              7,665          7,747
     (Gain) loss on disposal of properties                                        (78)
     Deferred income taxes                                                      1,130            145
     Equity in (income) loss of joint ventures                                     97          1,974
     Dividends from joint ventures                                              1,198            785
     Post retirement benefit obligations accrued in excess of cash paid           567            415
     Changes in operating assets and liabilities:
         Receivables                                                          (15,212)        (1,367)
         Inventories                                                           (2,388)        19,420
         Payables and accrued liabilities                                      16,918        (10,833)
         Income taxes                                                             411            109
         Other                                                                    875          1,383
                                                                             --------       --------
           Net cash provided by operating activities                           13,843         14,794
                                                                             --------       --------

Investing activities:
   Purchase of properties                                                      (4,483)        (4,813)
   Investment in joint ventures                                                (6,447)        (3,750)
   Proceeds from disposal of properties                                           437             42
                                                                             --------       --------
           Net cash used in investing activities                              (10,493)        (8,521)

Financing activities:
   Borrowings under revolving credit facility                                  55,525         38,234
   Repayments on revolving credit facility                                    (58,689)       (43,966)
   Repayments on long-term debt                                                  (125)          (125)
   Proceeds from (payments on) notes payable, net                                 878         (2,308)
   Contribution from parent                                                                    5,366
   Repayment of loans from parent                                                             (4,900)
                                                                             --------       --------
           Net cash provided by (used in) financing activities                 (2,411)        (7,699)
                                                                             --------       --------

Effect of exchange rate changes on cash                                          (556)          (328)
                                                                             --------       --------
Net increase (decrease) in cash and cash equivalents                              383         (1,754)

Cash and cash equivalents:
   Beginning of period                                                          3,362         10,664
                                                                             --------       --------
   End of period                                                             $  3,745       $  8,910
                                                                             ========       ========

Supplemental disclosure of cash  flow information:
   Cash paid during the period for interest                                  $ 10,523       $  9,266
   Cash paid during the period for taxes                                     $    489       $    942


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

2.   Financial Statement Notes

Reference is made to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for a summary of significant accounting policies and other information, the substance of which has not changed materially as of March 31, 1998, unless otherwise noted herein.

3.   Comprehensive Income

Comprehensive income for the Company represents net income (loss) adjusted for foreign currency translation adjustments. Comprehensive income (loss) was ($5.3) million and $2.1 million for the quarters ended March 31, 1999 and 1998, respectively.

4.   Inventories

Inventories consist of the following:

                                                              December 31,      March 31,
                                                                  1998             1999
                                                                ---------       ---------
        Inventories at FIFO and average cost:
             Finished and semi-finished                         $  75,020       $  66,833
             Raw materials and supplies                            62,612          51,440
                                                                ---------       ---------
                  Total                                           137,632         118,273
                                                                ---------       ---------

        Inventories at LIFO:
             Finished and semi-finished                             1,093           1,012
             Adjustment to state inventories at LIFO value           (110)            (90)
                                                                ---------       ---------
                  Total                                               983             922
                                                                ---------       ---------
                                                                $ 138,615       $ 119,195
                                                                =========       =========

The carrying value of inventories approximates replacement cost.

                          GS TECHNOLOGIES CORPORATION
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                (Dollars in thousands, unless otherwise noted)

5.   Joint Ventures

The Company has a 50% interest in American Iron Reduction, L.L.C. ("AIR"), a joint venture company producing direct reduced iron ("DRI"). AIR started operations in January 1998 and has rated capacity of approximately 1.2 million metric tons of DRI annually. DRI is a substitute for high quality steel scrap used in steel making facilities.

The Company is also party to a DRI purchase agreement with AIR with a term of approximately 12 years, subject to cancellation or extension as provided for in the agreement, pursuant to which the Company agrees, subject to the terms of the agreement, to purchase up to a maximum of 600,000 metric tons of DRI annually, if produced and tendered by AIR. The Company's cost of acquiring DRI from AIR approximates AIR's total cash cost. The Company accounts for DRI purchased from AIR and resold to others as components of net sales and cost of products sold and accounts for DRI used in its own steelmaking operations as a component of production cost. Income or losses from joint ventures, including AIR, are reported in the statement of operations under the caption "Equity in income (loss) of joint ventures". During the quarter ended March 31, 1999, the Company sold most of its purchases of DRI to a third party which resulted in negative gross margins.

Because of construction problems with the adjacent third party material handling facility, the date for the conversion of AIR's construction loan to term loan status was extended until March 31, 1999. AIR and its lenders were unable to agree upon conditions of conversion and effective March 31, 1999, AIR defaulted under the terms of the loan agreement. Discussions are currently underway with AIR's lenders regarding a restructuring of AIR's loan agreement. However, there can be no assurance that negotiations with AIR's lenders will be successful or completed on terms that will not have an adverse impact on the Company's future cost of DRI or on the Company's cash flows or on the ability of AIR to continue as a going concern.

6.   Payables and Accrued Liabilities

Payables and accrued liabilities consist of the following:

                                   December 31, 1998    March 31, 1999
                                   ------------------  -----------------
Trade payables                     $        84,170     $       77,719
Salaries and wages                          11,052             10,646
Accrued interest payable                    10,072              9,696
Other                                       29,609             24,458
                                   ------------------  -----------------
                                   $       134,903     $      122,519
                                   ==================  =================

7.   Claim Settlements

During the first quarter of 1999, the Company realized $6.0 million of pre-tax gains, classified as a reduction in cost of goods sold, from settlements reached with the Company's suppliers of electrodes resulting from antitrust related claims investigations and from a customer of the Company in settlement of the Company's claim related to such customer's minimum purchase requirements.

8.   Notes Payable

Notes payable of $6.3 million consists of short-term revolving credit facilities in Chile, Peru, and the Philippines.

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

The Company has several environmental issues currently under discussion with various federal and local agencies, some of which involve compliance and/or remediation at certain properties. The Company records certain operating expenses for environmental compliance, testing and other environmental related costs as expenses when incurred. When it has been possible to determine reasonable estimates of liabilities related to environmental issues, based upon information from engineering and environmental specialists, the Company has made provisions and accruals. At March 31, 1999, $2.5 million was accrued for environmental related issues. The Company believes, based upon information currently available to management that it will not require expenditures to maintain compliance with environmental requirements which would have a material adverse effect on its financial condition, results of operations or competitive position.

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


                                                             March 31, 1999 and the three months ended March 31, 1999
                                                     -------------------------------------------------------------------------
                                                          United               South             Europe
                                                          States              America           and Other          Total
                                                     -----------------    -----------------  ----------------  ---------------
Net sales                                            $      175,376       $      26,476      $      2,792      $    204,644
Operating Profit                                              2,998               4,300                39             7,337
Equity in income (loss) of joint ventures                      (574)             (1,485)               85            (1,974)
Net Income (loss)                                            (6,752)              1,608               160            (4,984)
Identifiable assets                                         540,587              60,943            17,085           618,615
Total liabilities                                           509,711              31,789             8,165           549,665
Net assets                                                   30,876              29,154             8,920            68,950

                                                                        Three months ended March 31, 1998
                                                     -------------------------------------------------------------------------
                                                          United               South             Europe
                                                          States              America           and Other          Total
                                                     -----------------    -----------------  ----------------  ---------------
Net sales                                            $      187,590       $      26,830      $      2,270      $    216,690
Operating profit                                              9,595               3,664                41            13,300
Equity in income of joint ventures                             (838)                757               (16)              (97)
Net income (loss)                                            (1,288)              3,655               293             2,660

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

                                                    December 31,            March 31,
                                                        1998                  1999
                                                 -------------------    ------------------
Current assets                                   $      198,595         $      181,621
Noncurrent assets                                       311,870                309,202
                                                 -------------------    ------------------

     Total assets                                $      510,465         $      490,823
                                                 ===================    ==================

Current liabilities                              $      105,998         $      101,515
Noncurrent liabilities                                  381,263                368,413
                                                 -------------------    ------------------
     Total liabilities                                  487,261                469,928

Common stock, additional paid-in
   capital and retained earnings                         23,204                 20,895
                                                 -------------------    ------------------

     Total                                       $      510,465         $      490,823
                                                 ===================    ==================

                                                    Three Months          Three Months
                                                       Ended                  Ended
                                                     March 31,              March 31,
                                                        1998                  1999
                                                 -------------------    ------------------
Net sales                                        $      167,935         $      159,045
Cost of products sold                                   148,180                143,828
Selling, general and administrative expenses              6,284                  7,622
Depreciation and amortization                             6,630                  6,648
                                                 -------------------    ------------------

     Operating profit                                     6,841                    947

Interest expense                                         (9,761)                (9,976)
Equity in loss of joint venture                          (1,253)                (1,153)
Fees from joint ventures                                  1,296                  1,272
Other, net                                                   97                    (14)
                                                 -------------------    ------------------
Income (loss) before income tax                          (2,780)                (8,924)

Income tax (provision) benefit                            1,329                   (251)
                                                 -------------------    ------------------

     Net income (loss)                           $       (1,451)        $       (9,175)
                                                 ===================    ==================

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the unaudited consolidated financial statements and accompanying notes.

                        SUMMARY STATEMENTS OF OPERATIONS
                        (Dollars in millions, unaudited)

                                                          Three Months Ended
                                                 -----------------  ------------------
                                                  March 31, 1998     March 31, 1999
                                                 -----------------  ------------------

Net sales                                        $          216.7   $          204.6
Cost of products sold                                       184.9              177.4
Selling, general and administrative expenses                 10.9               12.2
Depreciation and amortization                                 7.6                7.7
                                                 -----------------  ------------------
Operating profit                                             13.3                7.3
Net interest expense (1)                                    (10.1)             (10.1)
Other income (expense) (2)                                    1.5               (1.2)
Income tax (provision) benefit                               (2.0)              (1.0)
                                                 -----------------  ------------------
Net income (loss)                                $            2.7   $           (5.0)
                                                 =================  ==================

(1) - Net interest expense includes interest income, interest expense and $459 of amortization of debt issuance costs.

(2) - Other income includes equity in income (loss) of joint ventures, fees from joint ventures, minority interest and other, net.

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31,
1998.

American Iron Reduction LLC ("AIR"). The Company has a 50% interest in a Direct Reduced Iron ("DRI") joint venture which commenced operations in January 1998. This facility is capable of producing 1.2 million metric tons of DRI annually. However, during 1998 and the first quarter of 1999, production was scaled back as market conditions caused scrap and scrap substitute demand and pricing to fall dramatically. The Company realized a first quarter net equity loss from this joint venture of $1.2 million. Additionally, sales of DRI to third parties were at a loss of $2.2 million in the first quarter of 1999 and the high cost per metric ton of DRI utilized in the Company's steelmaking facilities contributed to an overall deterioration of gross margins.

Claim Settlements. During the first quarter of 1999, the Company realized $6.0 million of pre-tax gains from settlements reached with the Company's suppliers of electrodes resulting from antitrust related claims against the suppliers and from a customer of the Company in settlement of the Company's claim related to such customer's minimum purchase requirements.

Net Sales. The Company's net sales of $204.6 million for the first quarter of 1999 were down approximately $12.1 million or 5.5% from the same period in 1998. While the Company's volume of shipments was strong, increasing approximately 44,300 tons quarter to quarter, the depressed pricing being experienced due to record levels of low priced steel imports was the primary cause for the decline in net sales.

Revenue from wire rod sales of $99.5 million for the first quarter of 1999 was below 1998 revenue by approximately $12.0 million despite an increase in shipments of 29,600 tons as average wire rod selling prices declined $65 per ton, quarter to quarter.

Grinding media sales for the first quarter of 1999 exceeded the first quarter of 1998 by approximately $2.8 million reflecting an increase in volume of approximately 11,000 tons, primarily from continuing expansion of the mining industry in South America, as partially offset by a decline of $21 per ton in average selling prices. Revenues from the Company's mill liner business declined approximately $3.2 million quarter to quarter from the combination of a 1,000 ton reduction in volume and an 8% decline in average selling prices.

The Company's wire products sales were up approximately $1.5 million resulting from an increase in volume of approximately 5,300 tons as offset by a 9% decline in average selling prices.

Cost of Products Sold and Gross Margins. Cost of products sold as a percent of net sales increased to 86.7% in the first quarter of 1999 from 85.3% in 1998. Margins were adversely impacted by the overall decline in the Company's average selling prices and by negative margins realized on sales of DRI to third parties. These negative margin factors were partially mitigated by reductions in the Company's raw material costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.3 million to $12.2 million for the first quarter of 1999. The increase results primarily from cost associated with new system installations, Year 2000 issues, and the recruitment and relocation of certain management personnel.

Depreciation and Amortization. Depreciation and amortization expense for the first quarter increased by $.1 million to $7.7 million. This increase results from capital additions and improvements.

Net Interest Expense. Net interest expense of $10.1 million for the first quarter remained unchanged from the same quarter of 1998.

Other Income (Expense). Other income (expense), which is primarily equity in income (loss) of joint ventures and fees from joint ventures, was net expense of $1.2 million for the first quarter of 1999 compared to net income of $1.5 million in 1998. The change results primarily from an equity loss from AIR of $1.2 million for the reasons discussed above and an equity loss from the Company's joint venture in Peru of $1.4 for the first quarter of 1999 compared to equity earnings of $0.7 million for the first quarter of 1998. The joint venture in Peru experienced a significant decline in volume due to an economic recession in that country.

Income Tax Provision/Benefit. The Company recorded an income tax provision of $1.0 million on a pre-tax loss of $4.0 million for the first quarter of 1999 resulting in an effective rate that is not meaningful. This compares to an income tax provision of $2.0 million on a pre-tax earnings from continuing operations of $4.7 million for the first quarter of 1998 at an effective rate of 43%. The rate is effected by limitations on the Company's ability to utilize foreign tax credits and the nondeductibility of amortization expense associated with the premium recorded in connection with the Georgetown acquisition. Changes in the mix of U.S. and foreign earnings also affect the rate of taxation.

Net Income (Loss). As a result of the factors discussed above, the Company had a net loss of $5.0 million for the first quarter of 1999 compared to net income of $2.7 million for the first quarter of 1998.

Liquidity and Capital Resources

At March 31, 1999, the Company had total cash and cash equivalents of $8.9 million, a decrease of $1.8 million from December 31, 1998. Operating activities provided $11.2 million of cash during the first quarter of 1999 composed of changes in operating assets and liabilities of $5.1 million and non-cash depreciation and amortization of $7.7 million. The Company used $8.5 million in investing activities composed of capital improvements of $4.8 million and an investment in a joint venture of $3.8 million. Cash used in financing activities was $4.1 million during the first quarter of 1999 comprised principally of repayments on the revolving credit line and repayments of notes payable. While management believes that funds available from the Company's cash flow from operations and credit facilities will be sufficient, in the aggregate, to fund planned working capital and capital expenditure requirements for 1999, management continues to evaluate alternative sources of funds. There are fluctuations in the Company's working capital needs over the course of a year, generally influenced by various factors such as seasonality, inventory levels and the timing of raw material purchases. Due to the cyclical nature of the Company's business, management believes that it is important for the Company to maintain borrowing facilities in excess of working capital requirements.

Capital expenditures in the Company's business tend to vary from year to year as the impact of major programs is concentrated in certain periods followed by periods of maintenance spending. Management believes that this pattern is typical of the industry. Recent capital spending has been maintenance related with some focus towards growth in production, improvement in product quality and reduction in product cost.

The Company manages its liquidity needs on a consolidated basis with borrowings available under the Revolving Credit Facility (as defined below), a revolving credit facility at MEI and various credit facilities available at its international subsidiaries and joint ventures. See "Certain Relationships and Related Transaction--Description of Indebtedness." Management believes that cash flows from operations, after being adversely impacted in late 1998 and 1999 by depressed market conditions as discussed herein, will begin to improve due to the ongoing benefits of its business strategy, planned pricing increases, including its cost reduction program and capital investment projects.

Borrowings under the Revolving Credit Facility bear interest at a floating rate. Increases in prevailing rates could adversely affect the Company's cash flow. To the extent that the interest rate on the Revolving Credit Facility increases or the principal amount outstanding increases, there will be corresponding increases in the Company's interest obligations. Under the Revolving Credit Facility, the Company's availability is $120.0 million (subject to a borrowing base limitation). As of March 31, 1999, the unused availability under the Revolving Credit Facility was $46.6 million, and $10.0 million of letters of credit were outstanding.

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

The Company has completed the phases of management awareness, systems inventory, and assessment. Critical systems have been identified and prioritized and decisions have been made relative to the modification vs. replacement of systems deemed to be non-compliant. Where systems can be modified utilizing existing or contract labor, the cost of modifications is being charged to current operations. In cases where they systems must be replaced with new applications, the cost is being capitalized.

The Company is currently in the program modification and replacement phase of its program. Business systems are being addressed at the local level and process systems are being addressed, with the assistance of system vendors, on a local as well as a corporate level for information sharing. The Company expects to have this modification/replacement phase of its program completed by the end of the second quarter of 1999 (with the exception of the implementation of a new system in its steelmaking shops, which should be completed by the end of the third quarter 1999).

Testing of individual systems is conducted as the systems are changed or modified. Test plans for integrated systems indicate that this stage of testing will be completed during the second quarter of 1999. By June 30, 1999 the Company expects to have its Year 2000 program substantially complete for local manufacturing, infrastructure, support and facility systems except as noted above. This time frame will allow for the completion of further testing as required and the presentation of an employee awareness training session to assure that all employees, from the factory floor to the executive offices, are familiar with the Year 2000 situation and are prepared for any undiscovered possibilities.

Management has determined that the costs for correction of the Year 2000 issues, including any software and hardware changes required by these issues as well as the cost of personnel dedicated to this project will be approximately $3 million, with approximately one-half of this amount expended to-date.

The Company's Year 2000 program includes communications with its outside business partners to prepare for Year 2000 readiness. The Company is using letters to request information from its suppliers and other partners to determine their Year 2000 compliance. If a business partner indicates that it will not be ready for the Year 2000, the Company will develop a contingency plan to address the issue.

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

Risk Factors

During 1998 and continuing into 1999, the Company's results have been negatively impacted by distressed market conditions within the domestic steel industry. Distressed economic conditions in other countries, particularly in Asia, have resulted in record levels of low priced steel imported into the U.S. causing dramatic declines in selling prices industry-wide.

In March 1999, the Company and several of its competitors announced increases in wire rod selling prices by $15 to $25 per ton. Additionally, a new bill, which would impose quota limits on steel imports and enhance the steel import monitoring system, was introduced in the U. S. Congress in March which, if passed, could significantly relieve the industry's pressure from imports.

The Company intends to aggressively pursue reductions in its conversion costs, particularly at its Kansas City mini-mill. The Company will also continue to carefully evaluate capital spending and invest only when anticipated economic returns clearly exceed cost and when necessary to ensure proper maintenance of equipment.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the three months ended March 31, 1999. The market risk inherent in the Company's financial instruments represents potential changes in interest rates. The Company manages interest rate risks by maintaining certain ratios of fixed to variable rate debt. The Company does not currently use derivative financial instruments.


PART II. OTHER INFORMATION



ITEM 1.  Legal Proceedings

                  Note 8 to the Company's Unaudited Consolidated Financial Statements is herein incorporated by reference.


ITEM 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits filed herewith:

         Exhibit No.             Description
         -----------             -----------
         27                      Financial Data Schedule

   (b)   No reports on Form 8-K were filed during the quarter ended
         March 31, 1999.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 5th of May 1999.


                                         GS Technologies Corporation
                                                       and
                                     GS Technologies Operating Co., Inc.
                                                  (Registrant)


                                 By:            /s/ Luis E. Leon
                                    --------------------------------------------
                                    Luis E. Leon, Senior Vice President-Finance
                                    Chief Financial Officer and Treasurer