Form 10-Q
period 1999-06-30
GS TECHNOLOGIES OPERATING CO INC
filed 1999-08-09
CIK 925906

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999    COMMISSION FILE NUMBER 033-80618

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

                                Yes [X]   No [ ]

         There were 100 shares of GS Technologies Operating Co., Inc. Common Stock, par value $.01 per share, outstanding at August 9, 1999. There were 100 shares of GS Technologies Corporation Common Stock, par value $.01 per share, outstanding at August 9, 1999.


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

INDEX

  ITEM                                                                      PAGE
   (1)  Unaudited Consolidated Financial Statements of the Company

        Unaudited Consolidated Statements of Operations for the Three Months
        and Six Months ended June 30, 1998 and June 30, 1999                 3

        Unaudited Consolidated Balance Sheets as of December 31, 1998
        and June 30, 1999                                                    4

        Unaudited Consolidated Statements of Cash Flows for the Six Months
        ended June 30, 1998 and June 30, 1999                                5

        Notes to Unaudited Consolidated Financial Statements                 6

   (2)  Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                               11

   (3)  Quantitative and Qualitative Disclosures about Market Risk          15

                           GS TECHNOLOGIES CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                             (Dollars in thousands)

                                                          Three Months Ended                Six Months Ended
                                                       -------------------------       -------------------------
                                                        June 30,        June 30,        June 30,        June 30,
                                                          1998            1999            1998            1999
                                                       ---------       ---------       ---------       ---------

Net sales                                              $ 224,742       $ 193,320       $ 441,432       $ 397,964

Operating costs and expenses:
     Cost of products sold                               203,130         171,839         387,914         349,232
     Selling, general and administrative expenses         10,632          11,930          21,573          24,097
     Depreciation and amortization                         8,133           8,237          15,797          15,984
                                                       ---------       ---------       ---------       ---------
                                                         221,895         192,006         425,284         389,313
                                                       ---------       ---------       ---------       ---------

Operating profit                                           2,847           1,314          16,148           8,651

Other income (expense):
     Interest expense, net                               (10,358)        (10,167)        (20,497)        (20,291)
     Equity in income (loss) of joint ventures                91          (5,580)             (6)         (7,553)
     Fees from joint ventures                                849             581           2,028           1,467
     Gain on disposition of properties (Note 4)            6,340              23           6,418              23
     Other, net                                               43             103             395              31
                                                       ---------       ---------       ---------       ---------
                                                          (3,035)        (15,040)        (11,662)        (26,323)
                                                       ---------       ---------       ---------       ---------

Income (loss) before income tax                             (188)        (13,726)          4,486         (17,672)

Income tax (provision) benefit                               104            (994)         (1,909)         (2,031)
                                                       ---------       ---------       ---------       ---------

Net income (loss)                                      $     (84)      $ (14,720)      $   2,577       $ (19,703)
                                                       =========       =========       =========       =========


            See notes to unaudited consolidated financial statements

                           GS TECHNOLOGIES CORPORATION
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)

                                                                               December 31,        June 30,
                                                                                  1998               1999
                                                                                ---------         ---------
   ASSETS
   Current assets:
   Cash and cash equivalents                                                    $  10,664         $   8,741
   Receivables less allowance for doubtful accounts                                86,058            96,030
   Receivables from related parties                                                 6,268             6,861
                                                                                ---------         ---------
      Total receivables                                                            92,326           102,891
                                                                                ---------         ---------
   Inventories                                                                    138,615           119,942
   Prepaid expenses and other current assets                                        6,861             6,067
   Taxes recoverable from parent                                                    9,297
   Income taxes receivable                                                          3,474             6,144
   Deferred tax benefit                                                             6,422             7,205
                                                                                ---------         ---------
     Total current assets                                                         267,659           250,990

Investments in joint ventures                                                      38,590            33,813
Properties, net                                                                   254,876           248,661
Acquisition premium                                                                59,102            58,297
Other assets                                                                       23,148            20,075
                                                                                ---------         ---------
     Total assets                                                               $ 643,375         $ 611,836
                                                                                =========         =========


LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Notes payable                                                                $   8,568         $   7,350
   Current portion of long-term debt                                                  518               509
   Payables to related parties                                                     11,279             6,707
   Payables and accrued liabilities                                               131,785           121,879
                                                                                ---------         ---------
     Total current liabilities                                                    152,150           136,445

Long-term debt                                                                    336,241           341,513
Loans from parent                                                                   4,900
Post retirement benefit obligations other than pensions                            28,231            29,096
Deferred income taxes payable                                                      18,061            19,074
Other long-term liabilities                                                        34,896            32,312
Commitments and contingencies (Note 10)
                                                                                ---------         ---------
     Total liabilities                                                            574,479           558,440
                                                                                ---------         ---------

Stockholder's equity:
   Common Stock, $.01 par value, 1,000 shares authorized, and 100 shares issued and outstanding at December 31, 1998 and June
      30, 1999                                                                          1                 1
   Additional paid in capital                                                     132,716           138,082
   Accumulated deficit                                                            (59,196)          (78,900)
   Accumulated other comprehensive loss                                            (4,625)           (5,787)
                                                                                ---------         ---------
     Total stockholder's equity                                                    68,896            53,396
                                                                                ---------         ---------
     Total liabilities and stockholder's equity                                 $ 643,375         $ 611,836
                                                                                =========         =========


            See notes to unaudited consolidated financial statements

                           GS TECHNOLOGIES CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                     Six Months Ended
                                                                                -------------------------
                                                                                June 30,         June 30,
                                                                                  1998             1999
                                                                               ---------         --------
OPERATING ACTIVITIES:
   Net income (loss)                                                           $   2,577         $(19,703)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                                15,797           15,984
     Gain on disposition of properties                                            (6,418)             (23)
     Deferred income taxes                                                        (2,016)             245
     Equity in loss of joint ventures                                                  6            7,553
     Dividends from joint ventures                                                 6,290            1,122
     Post retirement benefit obligations accrued in excess of cash paid              734              865
     Changes in operating assets and liabilities:
         Receivables                                                             (20,503)          (2,805)
         Inventories                                                               9,967           17,276
         Payables and accrued liabilities                                          9,094          (12,668)
         Income taxes                                                                (52)          (2,589)
         Other                                                                       901            1,915
                                                                               ---------         --------
           Net cash provided by operating activities                              16,377            7,172
                                                                               ---------         --------

INVESTING ACTIVITIES:
   Purchase of properties                                                        (10,021)          (9,854)
   Investment in joint ventures                                                   (6,538)          (3,750)
   Proceeds from disposal of properties                                           11,884              113
                                                                               ---------         --------
           Net cash provided by (used in) investing activities                    (4,675)         (13,491)
                                                                               ---------         --------

FINANCING ACTIVITIES:
   Borrowings under revolving credit facility                                    114,634           78,858
   Repayments on revolving credit facility                                      (117,784)         (73,347)
   Borrowings from parent                                                          4,900
   Repayment of loans from parent                                                                  (4,900)
   Capital contribution from parent                                                                 5,366
   Repayments of long-term debt                                                     (250)            (250)
   Proceeds from (payments on) notes payable, net                                 (3,407)            (662)
                                                                               ---------         --------
           Net cash provided by (used) in financing activities                    (1,907)           5,065
                                                                               ---------         --------

Effect of exchange rate changes on cash                                           (1,701)            (669)
                                                                               ---------         --------
Net increase (decrease) in cash and cash equivalents                               8,094           (1,923)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                             3,362           10,664
                                                                               ---------         --------
   End of period                                                               $  11,456         $  8,741
                                                                               =========         ========

SUPPLEMENTAL DISCLOSURE OF CASH  FLOW INFORMATION:
   Cash paid during the period for interest                                    $  20,421         $ 18,813
   Cash paid during the period for taxes                                       $   3,951         $  2,948


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

2.       FINANCIAL STATEMENT NOTES

Reference is made to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for a summary of significant accounting policies and other information, the substance of which has not changed materially as of June 30, 1999, unless otherwise noted herein.

3.       COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the Company represents net income (loss) adjusted for foreign currency translation adjustments. Comprehensive income
(loss) was $(20.9) million and $1.2 million for six months ended June 30,1999 and 1998, respectively.

4.       PROPERTY DISPOSITIONS

In June 1998, the Company sold its wholly-owned subsidiary, Tubos y Alcantarillas S.A., ("Tubos") for $9.5 million resulting in a gain of $5.2 million.

In June 1998, the Company sold an idle plant located in Cividale, Italy for $1.9 million resulting in a gain on disposition of $1.1 million.

5.       INVENTORIES

Inventories consist of the following:
                                                 December 31,     June 30,
                                                     1998           1999
                                                -------------  --------------
        Inventories at FIFO and average cost:
             Finished and semi-finished         $      76,003  $     66,455
             Raw materials                             62,612        53,487
                                                -------------  --------------
                  Total                         $     138,615  $    119,942
                                                =============  ==============


The carrying value of inventories approximates replacement cost.

                           GS TECHNOLOGIES CORPORATION
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 (Dollars in thousands, unless otherwise noted)

6.       JOINT VENTURES

The Company owns 50% of American Iron Reduction, L.L.C. ("AIR"), a joint venture company producing direct reduced iron ("DRI"). AIR started operations in January 1998 and has rated capacity of approximately 1.2 million metric tons of DRI annually. DRI is a substitute for high quality steel scrap used in steel making facilities.

The Company is also party to a DRI purchase agreement with AIR with a term of approximately 12 years, subject to cancellation or extension as provided for in the agreement, pursuant to which the Company agrees, subject to the terms of the agreement, to purchase a maximum of 600,000 metric tons of DRI annually, if produced and tendered by AIR. The Company's cost of acquiring DRI from AIR approximates AIR's total cash cost. The Company accounts for DRI purchased from AIR and resold to others as components of net sales and cost of products sold and accounts for DRI used in its own steelmaking operations as a component of production cost. Income or losses from joint ventures, including AIR, are reported in the statement of operations under the caption "Equity in income
(loss) of joint ventures". During the six months ended June 30, 1999, the Company sold most of its purchases of DRI to a third party at negative gross margins.

Because of problems with its third party material handling facility, the date for the conversion of AIR's construction loan to term loan status was extended until March 31, 1999. AIR and its lenders were unable to agree upon conditions of conversion and effective March 31, 1999, AIR defaulted under the terms of the loan agreement. Discussions are currently underway with AIR's lenders regarding a restructuring of AIR's loan agreement. However, there can be no assurance that negotiations with AIR's lenders will be successful or completed on terms that will not have an adverse impact on the Company's future cost of DRI or on the Company's cash flows. Under certain circumstances, the Company may be required to make an additional equity contribution to this joint venture of up to $3.7 million.

7.       PAYABLES AND ACCRUED LIABILITIES

Payables and accrued liabilities consist of the following:

                                                 December 31,       June 30,
                                                     1998             1999
                                                --------------  ---------------
Trade payables                                  $     84,170    $     74,250
Salaries and wages                                    11,052          11,488
Accrued interest payable                              10,072           9,617
Other                                                 26,491          26,524
                                                --------------  ---------------
                                                $    131,785    $    121,879
                                                ==============  ===============

8.       CLAIM SETTLEMENTS

During the first six months of 1999, the Company realized $6.9 million of pre-tax gains, classified as a reduction in cost of goods sold, from settlements reached with the Company's suppliers of electrodes resulting from antitrust claims investigations against the electrode suppliers and from a customer of the Company in settlement of the Company's claim related to such customer's minimum purchase requirements.

9.       NOTES PAYABLE

Notes payable of $7.4 million consists of short-term revolving credit facilities in Chile, Peru, and the Philippines.

                           GS TECHNOLOGIES CORPORATION
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 (Dollars in thousands, unless otherwise noted)

10.      COMMITMENTS AND CONTINGENCIES

LITIGATION AND OTHER CONTINGENCIES

In August, 1996, Samsung America, Inc. ("Samsung") filed an action in the Supreme Court of the state of New York seeking monetary damages against GSI, the Company, its Peruvian subsidiary, Acerco, and Acerco's partners in the Siderperu joint venture, collectively, ("the Defendants"). Samsung seeks to recover purported compensatory damages of $48.5 million and punitive damages of $10.0 million and alleges that the Defendants failed to honor a written contract which entitled Samsung to obtain an equity interest in Siderperu and to provide certain distribution and trading services on an exclusive basis. The Company believes that it has substantial and meritorious defenses and will defend itself accordingly.

The Company's subsidiary, Georgetown Steel Corporation, is the defendant in three related suits filed in June 1998 and July 1998 by certain private plaintiffs in the Court of Common Pleas for the County of Georgetown, South Carolina. The plaintiffs allege trespass, nuisance, negligence and violation of State and Federal law in connection with the escape of "mill dust" and gases from Georgetown's steel mill into the atmosphere and onto the plaintiffs' property in Georgetown, South Carolina. The plaintiffs seek certification as a class action in each case. The plaintiffs in these actions seek unspecified actual, compensatory and punitive damages. The Company believes the actions lack merit and intends to defend itself vigorously.

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

The Company has several environmental issues currently under discussion with various federal and local agencies, some of which involve compliance and/or remediation at certain properties. The Company records certain operating expenses for environmental compliance, testing and other environmental related costs as expenses when incurred. When it has been possible to determine reasonable estimates of liabilities related to environmental issues, based upon information from engineering and environmental specialists, the Company has made provisions and accruals. At June 30, 1999, $2.6 million was accrued for environmental related issues. The Company believes, based upon information currently available to management, that it will not require expenditures to maintain compliance with environmental requirements which would have a material adverse effect on its financial condition, results of operations or competitive position. As part of the purchase and sale agreement with a former owner, the Company has been indemnified, through November 1999, for certain environmental issues at certain of its facilities.

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


                                                 June 30, 1999 and the six months ended June 30, 1999
                                               -------------------------------------------------------
                                                 United          South         Europe
                                                 States         America       and Other        Total
                                               ---------       --------       --------       ---------
Net sales                                      $ 340,285       $ 51,650       $  6,029       $ 397,964
Operating profit (loss)                             (184)         8,661            174           8,651
Equity in income (loss) of joint ventures         (3,809)        (3,937)           193          (7,553)
Net income (loss)                                (22,517)         2,404            410         (19,703)
Identifiable assets                              538,081         56,693         17,062         611,836
Total liabilities                                523,540         28,339          6,561         558,440
Net assets                                        14,541         28,354         10,501          53,396

                                                             Six months ended June 30, 1998
                                               -------------------------------------------------------
                                                 United          South         Europe
                                                 States         America       and Other        Total
                                               ---------       --------       --------       ---------
Net sales                                      $ 380,690       $ 56,951       $  3,791       $ 441,432
Operating profit                                   8,661          7,494             (7)         16,148
Equity in income (loss) of joint ventures           (837)           891            (60)             (6)
Net (loss) income                                 (5,426)         6,506          1,497           2,577

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

                                December 31,          June 30,
                                    1998                1999
                                  --------            --------
Current assets                    $198,595            $183,901
Noncurrent assets                  311,870             301,016
                                  --------            --------

     Total assets                 $510,465            $484,987
                                  ========            ========

Current liabilities               $105,998            $101,033
Noncurrent liabilities             381,263             378,527
                                  --------            --------
     Total liabilities             487,261             479,560

Stockholder's equity                23,204               5,427
                                  --------            --------

      Total                       $510,465            $484,987
                                  ========            ========


                                                       Three Months Ended                 Six Months Ended
                                                   --------------------------        --------------------------
                                                    June 30,         June 30,         June 30,        June 30,
                                                      1998             1999             1998            1999
                                                   ---------        ---------        ---------        ---------
Net sales                                          $ 173,781        $ 149,232        $ 341,716        $ 308,276
                                                   ---------        ---------        ---------        ---------

Cost of products sold                                164,574          139,724          312,754          283,553
Selling, general and administrative expenses           5,995            7,363           12,279           14,985
Depreciation and amortization                          7,115            7,132           13,745           13,781
                                                   ---------        ---------        ---------        ---------

     Operating profit (loss)                          (3,903)          (4,987)           2,938           (4,043)

Interest expense                                     (10,114)          (9,881)         (19,874)         (19,857)
Equity in loss of joint venture                         (659)          (3,668)          (1,912)          (4,821)
Fees from joint ventures                               1,096              896            2,392            2,167
Other, net                                               160              123              256              113
                                                   ---------        ---------        ---------        ---------
Income (loss) before income tax                      (13,420)         (17,517)         (16,200)         (26,441)

Income tax (provision) benefit                         6,416             (236)           7,745             (487)
                                                   ---------        ---------        ---------        ---------

     Net income (loss)                             $   7,004        $ (17,753)       $  (8,455)       $ (26,928)
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

RESULTS OF OPERATIONS

                                                            SUMMARY STATEMENTS OF OPERATIONS
                                                            (Dollars in millions, unaudited)

                                                     Three Months Ended           Six Months Ended
                                                   ----------------------      ----------------------
                                                   June 30,      June 30,      June 30,      June 30,
                                                     1998          1999          1998          1999
                                                   --------      --------      --------      --------

Net sales                                          $  224.7      $  193.3      $  441.4      $  397.9
Cost of products sold                                 203.1         171.8         387.9         349.2
                                                   --------      --------      --------      --------
Gross margin                                           21.6          21.5          53.5          48.7
                                                   --------      --------      --------      --------
Selling, general and administrative expenses           10.6          11.9          21.6          24.1
Depreciation and amortization                           8.2           8.3          15.8          16.0
                                                   --------      --------      --------      --------
Operating profit                                        2.8           1.3          16.1           8.6
Net interest expense (1)                              (10.3)        (10.2)        (20.5)        (20.3)
Gain on disposition of properties                       6.3                         6.4
Other income (expense) (2)                              1.0          (4.9)          2.5          (6.0)
Income tax (provision) benefit                           .1           (.9)         (1.9)         (2.1)
                                                   --------      --------      --------      --------
Net income (loss)                                  $    (.1)     $  (14.7)     $    2.6      $  (19.7)
                                                   ========      ========      ========      ========

(1) - Net interest expense includes interest income, interest expense and $459 and $918 of amortization of debt issuance costs for the three and six months ended June 30, 1999, respectively.

(2) - Other income includes equity in income (loss) of joint ventures, fees from joint ventures, minority interest and other, net.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998.

AMERICAN IRON REDUCTION LLC ("AIR"). The Company owns 50% of AIR which produces direct reduced iron ("DRI") and commenced operations in January 1998. This facility is capable of producing 1.2 million metric tons of DRI annually. However, during late 1998 and continuing during the first six months of 1999, production was scaled back as market conditions caused scrap and scrap substitute demand and pricing to fall dramatically. The Company realized a net equity loss from this joint venture of $4.8 million for the first half of 1999. Additionally, the Company incurred a loss of $1.5 million on sales of DRI to third parties during the first six months of 1999.

CLAIM SETTLEMENTS. During the first six months of 1999, the Company realized $6.9 million of pre-tax gains, classified as a reduction in cost of goods sold, from settlements reached with the Company's suppliers of electrodes resulting from antitrust related claims against the electrode suppliers and from a customer of the Company in settlement of the Company's claim related to such customer's minimum purchase requirements.

NET SALES. Net sales decreased by $43.5 million to $397.9 million in the first half of 1999 compared to the first half of 1998. The Company's total shipment volume increased approximately 3,300 tons to 1,126,000 tons for the first half of 1999. However, depressed pricing experienced by the domestic steel industry due to high levels of low priced imported steel products resulted in an overall decline in net sales. Wire rod sales of $192.9 million for the first six months of 1999 were below 1998 sales by approximately $26.5 million despite an increase in shipments of approximately 31,600 tons as average wire rod selling prices declined $55 per ton from the comparable six-month period of 1998. Revenues from the Company's grinding media and mill liner shipments for the first half of 1999 were down on a combined basis by approximately $8.7 million from 1998 levels due primarily to lower selling prices.

The Company's wire products sales were up approximately $2.5 million to $44.8 million for the first six months of 1999 from an approximate 8,600 ton increase in total shipments, partially offset by a decrease in average selling prices.

COST OF PRODUCTS SOLD AND GROSS MARGIN. Cost of products sold as a percent of net sales remained constant at 87.8% for each of the six-month periods. Margins continued to be adversely impacted by declines in average selling prices and losses on sales of DRI to third parties. These negative factors were partially mitigated by reductions in the Company's raw material costs and the claims settlements recorded in the first half of 1999 as discussed above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the first half have increased $2.5 million to $24.1 million. The increase results from costs associated with new system installations, Year 2000 compliance programs and the recruitment and relocation of certain management personnel.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the first six months increased by $0.2 million to $16.0 million. This increase results from capital additions and improvements.

NET INTEREST EXPENSE. Net interest expense of $20.3 million for the first half of 1999 remained relatively constant with the $20.5 million for the same period of 1998.

GAIN ON DISPOSITION OF PROPERTIES. In June 1998, the Company recognized a gain of $6.4 million on the disposition of properties, primarily an idle facility in Italy and certain assets in Peru.

OTHER INCOME (EXPENSE). Other income (expense), which is primarily equity in income (loss) of joint ventures and fees from joint ventures, was net expense of $6.0 million for the first half of 1999 compared to net income of $2.5 million in 1998. The change results primarily from an equity loss from AIR of $4.8 million for the first half of 1999 versus an equity loss of $1.9 million in 1998. Additionally, the Company realized an equity loss from its joint venture in Peru of $3.9 million for the first half of 1999 compared to equity earnings of $0.9 million for the first half of 1998. The joint venture in Peru experienced a significant decline in volume due to an economic recession in that country and worldwide steel industry conditions.

INCOME TAX PROVISION/BENEFIT. The Company recorded an income tax provision of $2.1 million on a pre-tax loss of $17.7 million for the first six months of 1999 resulting in an effective rate that is not meaningful. This compares to an income tax provision of $1.9 million on pre-tax earnings of $4.5 million for the first six months of 1998 at an effective rate of 42.6%. The rate is effected by limitations on the Company's ability to utilize foreign tax credits, net operating loss carry forwards, and the nondeductibility of amortization expense associated with the Company's acquisition premium. Changes in the mix of U.S. and foreign earnings also affect the rate of taxation.

NET INCOME (LOSS). As a result of the factors discussed above, the Company had a net loss of $19.7 million for the first six months of 1999 compared to net income of $2.6 million for the first six months of 1998.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998.

NET SALES. Net Sales for the second quarter of 1999 were $193.3 million compared to $224.7 million for the second quarter of 1998. As discussed above, this decrease results from declines in average selling prices being experienced by the domestic steel industry.

Wire rod sales for the second quarter of 1999 were down $14.4 million to $93.5 million compared to the same period of 1998 due primarily to a substantial decrease in average selling prices.

Grinding media sales were $47.8 million for the second quarter of 1999 compared to $52.4 million in 1998 reflecting a decrease in volume of approximately 5,000 tons and a decrease in average selling prices quarter to quarter. Revenues from the Company's grinding media and mill liner business declined approximately $8.3 million quarter to quarter from the combination of a 1,600 ton reduction in volume and a decrease in average selling prices.

COST OF PRODUCTS SOLD AND GROSS MARGIN. Second quarter cost of products sold as a percent of net sales decreased from 90.4% in 1998 to 88.9% in 1999. Conversion costs were higher than normal in the second quarter of 1998 due to unusually high temperatures which caused power interruptions and shortages and resulted in higher electricity cost and reduced production.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1.3 million for the second quarter of 1999 to $11.9 million as the Company incurred costs associated with new system installations, and Year 2000 compliance programs, and the recruitment and relocation of certain management personnel.

OTHER INCOME (EXPENSE). Other income (expense) was net expense of $4.9 million for the second quarter of 1999 compared to net income of $1.0 million for the same three-month period of 1998. The change results primarily from an equity loss at AIR of $3.7 million in 1999 compared to a $.7 million equity loss in 1998 and an equity loss from the Peruvian joint venture of $2.5 million in 1999 compared to equity earnings of $.1 million in the second quarter of 1998.

INCOME TAX PROVISION/BENEFIT. The Company recorded an income tax provision of $.9 million on a pre-tax loss of $13.7 million. This compares to an income tax benefit of $104,000 on a pre-tax loss of $188,000 for the second quarter of 1998.

NET INCOME (LOSS). As a result of the factors discussed above, the Company has a net loss of $14.7 million for the three months ended June 30, 1999 compared to a net loss of $84,000 for the same period of 1998.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company had cash and cash equivalents of $8.7 million, a decrease of $1.9 million from December 31, 1998. Operating activities provided $7.2 million of cash during the six months ended June 30, 1999, composed primarily of a net loss of $19.7 million, including a non-cash equity loss on joint ventures of $7.6 million, non-cash depreciation and amortization of $16.0 million, dividends from joint ventures of $1.1 million and changes in current assets and liabilities for the period providing $1.1 million; the Company invested $9.9 million in properties and an additional $3.8 million in joint ventures and financing activities provided $5.1 million.

While management believes that funds available from the Company's cash flow from operations and credit facilities will be sufficient, in the aggregate, to fund planned working capital and capital expenditure requirements for 1999, management continues to evaluate alternative sources of funds. There are fluctuations in the Company's working capital needs over the course of a year, generally influenced by various factors such as seasonality, inventory levels and the timing of raw material purchases. Due to these factors, management believes that it is important for the Company to maintain borrowing facilities in excess of working capital requirements.

The Company is currently in compliance with its restrictive debt covenants. However, should any of the factors described under "Risk Factors" adversely affect future operating results, the Company could violate one or more of its restrictive covenants within the next twelve months. The Company is evaluating its alternatives in the event that it is unable to comply with its restrictive covenants in the near term. The alternatives include, but are not limited to, obtaining waivers for possible future violations, amending the covenants or refinancing the Company's outstanding obligations. If it becomes necessary to obtain waivers or amendments, the Company does not expect that these alternatives would have a significant impact on future results of operations. However, should it become necessary to refinance one or more of the Company's facilities, the Company may incur increased interest costs.

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

The Company manages its liquidity needs on a consolidated basis with borrowings that will be available under the Company's Revolving Credit Facility, and various credit facilities available at its subsidiaries and joint ventures. Management believes that cash flows from operations, after being adversely impacted in late 1998 and 1999 by depressed market conditions as discussed herein, will begin to improve due to the ongoing benefits of its business strategy, previously announced price increases, including its cost reduction programs and capital investment projects.

Borrowings under the Revolving Credit Facility bear interest at a floating rate. Increases in prevailing rates could adversely affect the Company's cash flow. To the extent that the interest rate on the Revolving Credit Facility increases or the principal amount outstanding increases, there will be corresponding increases in the Company's interest obligations. Under the Revolving Credit Facility, the Company's availability is $120.0 million (subject to a borrowing base limitation). As of June 30, 1999, the unused availability under the Revolving Credit Facility was $42.1 million, and $6.2 million of letters of credit were outstanding.

ENVIRONMENTAL AND TAX CONTINGENCIES AND INDEMNIFICATION

Note 10 to the Company's Unaudited Consolidated Financial Statements is incorporated herein by reference.

YEAR 2000

The Company is pursuing an organized program to assure that the Company's systems will be Year 2000 compliant. The Company's Year 2000 program was designed around phases, which included management awareness, system inventory and assessment, modification or replacement, testing, contingency planning, business partner communication, audit, and employee awareness. A Year 2000 team has been established at each location. Specific action plans and timelines have been established at each of the locations and periodic meetings are held to monitor progress.

The Company has completed the phases of management awareness, systems inventory and assessment. Critical systems were identified and prioritized and decisions made relative to the modification versus replacement of systems deemed to be non-compliant. The cost of modifications to existing systems is being charged to current operations. Where systems have been replaced with new applications, the cost has been capitalized.

At the end of the second quarter, the Company has substantially completed its Year 2000 modifications. The remaining system modifications and replacements are in progress and will be completed during the third quarter of 1999.

Testing of individual systems was conducted as the systems were changed or modified. Testing of the integrated systems indicates that the Company is substantially ready for the Year 2000 in terms of its local manufacturing, infrastructure, support, and facility systems except as noted above. This time frame allows for the completion of further testing as required and the presentation of an employee awareness training session to assure that all employees, from the factory floor to the executive offices are familiar with the Year 2000 situation and are prepared for any unforeseen possibilities.

The estimated costs for correction of the Year 2000 issues is approximately $3 million. More than one-half of this amount expended to-date.

The Company's Year 2000 program includes communications with its outside business partners to prepare for Year 2000 readiness. The Company requested information from its suppliers and other partners to determine their Year 2000 compliance. If a business partner indicates that it will not be ready for the Year 2000, the Company will develop a contingency plan to address the issue.

At the present time, the Year 2000 team is developing contingency plans assuming a variety of possible scenarios. These scenarios include the possibilities of non-compliance difficulties from the standpoint of a customer, supplier, or internal manufacturing support function. How these scenarios are used will depend on the results of the testing programs. The Company's goal is to have a completed contingency plan in place in the third quarter of 1999, based on information received from its customers and suppliers relative to their compliance with Year 2000 issues.

The estimates and conclusions herein contain forward-looking statements and are based on management's best estimates of future events. Risks to completing the program include the availability of resources, the Company's ability to execute the Company's Year 2000 program, and the ability of suppliers to bring their systems into Year 2000 compliance. All statements made herein regarding our Year 2000 efforts are "Year 2000 Readiness Disclosures" made pursuant to the Year 2000 Information and Readiness Disclosure Act, and to the extent applicable, are entitled to the protections of such act.

RISK FACTORS

During 1998 and continuing into 1999, the Company's results have been negatively impacted by distressed market conditions within the domestic steel industry. Distressed economic conditions in other countries, particularly in Asia, have resulted in record levels of low priced steel being imported into the U.S. and causing dramatic declines in selling prices industry-wide.

The Company's grinding media business has been affected by a slow-down in the mining industry resulting from declining commodity prices.

The Company's steel making operations are heavily dependent on the availability and price of electricity. Future operations could be affected by these factors.

The Company has announced wire rod price increases and intends to aggressively pursue reductions in its conversion costs, particularly at its Kansas City mini-mill. The Company will also continue to carefully evaluate capital spending and invest only when anticipated economic returns clearly exceed cost and when necessary to ensure proper maintenance of equipment.







ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the six months ended June 30, 1999. The market risk inherent in the Company's financial instruments represents potential changes in interest rates. The Company manages interest rate risks by maintaining certain ratios of fixed to variable rate debt. The Company does not currently use derivative financial instruments.

PART II. OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         Note 10 to the Company's Unaudited Consolidated Financial Statements is incorporated herein by reference.





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits filed herewith:

                  Exhibit No.             Description
                  -----------             -----------

                  27                      Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of August 1999.


                                          GS Technologies Corporation
                                                      and
                                       GS Technologies Operating Co., Inc.
                                                  (Registrant)


                                     By:           /s/ Luis E. Leon
                                          --------------------------------------
                                          Luis E. Leon, Executive Vice President
                                          and Chief Financial Officer