Form 10-Q
period 1999-09-30
GS TECHNOLOGIES OPERATING CO INC
filed 1999-11-10
CIK 925906

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

FOR THE QUARTERLY PERIOD ENDED                  COMMISSION FILE NUMBER 033-80618
SEPTEMBER 30, 1999

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

                                 Yes [X] No [ ]

         There were 100 shares of GS Technologies Operating Co., Inc. Common Stock, par value $.01 per share, outstanding at November 10, 1999. There were 100 shares of GS Technologies Corporation Common Stock, par value $.01 per share, outstanding at November 10, 1999.

================================================================================

PART I.  FINANCIAL INFORMATION (UNAUDITED)

GS Industries, Inc.'s ("GSI"), wholly-owned subsidiary GS Technologies Corporation (the "Company" or "GST") is the largest producer of steel wire rod in North America. GST through its Mining Products Group is also the largest global provider of grinding media and cast wear mill liners for the worldwide mining industry. GST is also a market leader in the production of pre-stressed concrete strand, galvanized guy strand and other wire products for the U.S. and export markets.

GST has fully and unconditionally guaranteed two series of senior notes totaling $250 million aggregate principal amount issued by its wholly-owned subsidiary, GS Technologies Operating Co., Inc. ("GSTOC").

INDEX

    ITEM                                                                    PAGE
     (1)    Unaudited Consolidated Financial Statements of the Company

            Unaudited Consolidated Statements of Operations for the Three
            Months and Nine Months ended September 30, 1999 and 1998          3

            Consolidated Balance Sheets as of September 30, 1999
            and December 31, 1998 (Unaudited)                                 4

            Unaudited Consolidated Statements of Cash Flows for the Nine
            Months ended September 30, 1999 and 1998                          5

            Notes to Unaudited Consolidated Financial Statements              6

     (2)    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        11

     (3)    Quantitative and Qualitative Disclosures about Market Risk       15

                           GS TECHNOLOGIES CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                             (Dollars in thousands)

                                                      Three Months Ended              Nine Months Ended
                                                 ----------------------------   ------------------------------
                                                 September 30,  September 30,   September 30,    September 30,
                                                     1999            1998            1999            1998
                                                 -------------  -------------   -------------    -------------

Net sales                                         $ 188,141       $ 196,567       $ 586,105       $ 637,999

Cost of products sold                               167,573         182,745         516,805         570,659

                                                 -------------  -------------   -------------    -------------

Gross Profit                                         20,568          13,822          69,300          67,340

Selling, general and administrative expenses         12,316          11,114          36,413          32,688
Depreciation and amortization                         8,165           7,798          24,149          23,595

                                                 -------------  -------------   -------------    -------------

Operating profit (loss)                                  87          (5,090)          8,738          11,057

Interest expense, net                               (10,135)         (9,795)        (30,426)        (30,292)
Equity in loss of joint ventures                     (5,072)           (570)        (12,625)           (576)
Fees from joint ventures and royalties                  569             813           2,036           2,841
Gain on disposition of properties (Note 4)               18             115              41           6,533
Other, net                                              603             307             633             702

                                                 -------------  -------------   -------------    -------------

Loss before income tax                              (13,930)        (14,220)        (31,603)         (9,735)


Income tax (provision) benefit                       (1,423)          1,050          (3,454)           (859)
                                                 -------------  -------------   -------------    -------------

Net loss                                          $ (15,353)      $ (13,170)      $ (35,057)      $ (10,594)
                                                 =============  =============   =============    =============

            See notes to unaudited consolidated financial statements

                           GS TECHNOLOGIES CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)

                                                                  (Unaudited)
                                                                 September 30,    December 31,
                                                                      1999            1998
                                                                 -------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents                                       $   5,850       $  10,664
   Receivables less allowance for doubtful accounts                   88,746          86,058
   Receivables from related parties                                    6,570           6,268
                                                                 -------------    ------------
      Total receivables                                               95,316          92,326
                                                                 -------------    ------------
   Inventories                                                       121,208         138,615
   Prepaid expenses and other current assets                           7,089           6,861
   Taxes recoverable from parent                                                       9,297
   Income taxes receivable                                             5,464           3,474
   Deferred tax benefit                                                7,832           6,422
                                                                 -------------    ------------
     Total current assets                                            242,759         267,659

Investments in joint ventures                                         28,291          38,590
Properties, net                                                      245,626         254,876
Acquisition premium                                                   57,894          59,102
Other assets                                                          17,605          23,148
                                                                 -------------    ------------
     Total assets                                                  $ 592,175       $ 643,375
                                                                 =============    ============


LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Notes payable                                                   $   1,625       $   8,568
   Current portion of long-term debt                                     505             518
   Payables to related parties                                         5,386          11,279
   Payables and accrued liabilities                                  130,770         131,785
                                                                 -------------    ------------
     Total current liabilities                                       138,286         152,150
                                                                 -------------    ------------

Long-term debt                                                       338,611         336,241
Loans from parent                                                                      4,900
Post retirement benefit obligations other than pensions               29,522          28,231
Deferred income taxes payable                                         19,753          18,061
Other long-term liabilities                                           28,556          34,896
                                                                 -------------    ------------
     Total liabilities                                               554,728         574,479
                                                                 =============    ============

Commitments and contingencies (Note 10)

Stockholder's equity:
   Common Stock, $.01 par value, 1,000 shares authorized, and
     100 shares issued and outstanding at September 30, 1999
     and December 31, 1998                                                 1               1
   Additional paid in capital                                        138,082         132,716
   Accumulated deficit                                               (94,253)        (59,196)
   Accumulated other comprehensive loss                               (6,383)         (4,625)
                                                                 -------------    ------------
     Total stockholder's equity                                       37,447          68,896
                                                                 -------------    ------------
     Total liabilities and stockholder's equity                    $ 592,175       $ 643,375
                                                                 =============    ============

            See notes to unaudited consolidated financial statements

                           GS TECHNOLOGIES CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                                                                Nine Months Ended
                                                                            -----------------------------
                                                                            September 30,   September 30,
                                                                                1999            1998
                                                                            -------------   -------------
OPERATING ACTIVITIES:
   Net loss                                                                  $ (35,057)      $ (10,594)
   Adjustments to reconcile net loss to net cash provided by
       operating activities:
     Depreciation and amortization                                              24,149          23,595
     Gain on disposition of properties                                             (41)         (6,534)
     Deferred income taxes                                                         326          (5,101)
     Equity in loss of joint ventures                                           12,625             576
     Dividends from joint ventures                                               1,122           6,290
     Post retirement benefit obligations accrued in excess of cash paid          1,293             821
     Changes in operating assets and liabilities:
         Receivables                                                             4,516          (3,425)
         Inventories                                                            15,711           8,222
         Payables and accrued liabilities                                       (4,857)          1,428
         Income taxes                                                           (1,890)            361
         Other                                                                      (3)          1,377
                                                                            -------------   -------------
           Net cash provided by operating activities                            17,894          17,016
                                                                            -------------   -------------

INVESTING ACTIVITIES:
   Purchase of properties                                                      (14,805)        (15,501)
   Investment in joint ventures                                                 (3,750)         (6,538)
   Proceeds from disposal of properties                                             65          11,999
                                                                            -------------   -------------
           Net cash used in investing activities                               (18,490)        (10,040)
                                                                            -------------   -------------

FINANCING ACTIVITIES:
   Borrowings under revolving credit facility                                  130,498         170,080
   Repayments on revolving credit facility                                    (127,749)       (170,094)
   Borrowings from parent                                                                        4,900
   Repayments of loans from parent                                              (4,900)
   Capital contribution from parent                                              5,366
   Repayments of long-term debt                                                   (375)           (375)
   Payments on notes payable, net                                               (6,387)         (9,053)
                                                                            -------------   -------------
           Net cash used in financing activities                                (3,547)         (4,542)
                                                                            -------------   -------------
Effect of exchange rate changes on cash                                           (671)         (1,892)
                                                                            -------------   -------------
Net increase (decrease) in cash and cash equivalents                            (4,814)            542

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                          10,664           3,362
                                                                            -------------   -------------
   End of period                                                             $   5,850       $   3,904
                                                                            =============   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                                  $  28,314       $  28,298
   Cash paid during the period for taxes                                     $   3,586       $   5,547


            See notes to unaudited consolidated financial statements

                           GS TECHNOLOGIES CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                 (Dollars in thousands, unless otherwise noted)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements reflect all adjustments (which include only normal recurring adjustments unless otherwise noted herein) necessary for a fair presentation. Certain amounts previously reported have been reclassified to conform to the current year presentation.

2.  FINANCIAL STATEMENT NOTES

Reference is made to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for a summary of significant accounting policies and other information, the substance of which has not changed materially as of September 30, 1999, unless otherwise noted herein.

3.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the Company represents net income (loss) adjusted for foreign currency translation adjustments. Comprehensive income
(loss) was $(36.8) million and $(12.5) million for the nine months ended September 30,1999 and 1998, respectively.

4.  PROPERTY DISPOSITIONS

In June 1998, the Company sold its wholly-owned subsidiary, Tubos y Alcantarillas S.A., ("Tubos") and an idle plant located in Cividale, Italy for $11.4 million resulting in a gain of $6.3 million.

5.  INVENTORIES

Inventories consist of the following:
                                                  September 30,     December 31,
                                                       1999              1998
                                                  ------------------------------
        Inventories at FIFO and average cost:
        Finished and semi-finished                 $  61,768         $  76,003
        Raw materials and supplies                    59,440            62,612
                                                  ------------------------------
        Total                                      $ 121,208         $ 138,615
                                                  ==============================


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

The Company is a party to a DRI purchase agreement with AIR with a term of approximately 12 years, subject to cancellation or extension as provided for in the agreement, pursuant to which the Company agrees, subject to the terms of the agreement, to purchase a maximum of 600,000 metric tons of DRI annually, if produced and tendered by AIR. The Company's cost of acquiring DRI from AIR approximates AIR's total cash cost. The Company accounts for DRI purchased from AIR and resold to others as components of net sales and cost of products sold and accounts for DRI used in its own steelmaking operations as a component of cost of products sold. Income or losses from joint ventures, including AIR, are reported in the statement of operations under the caption "Equity in loss of joint ventures".

Because of problems with the material handling facility owned by an unrelated party, the date for the conversion of AIR's construction loan to term loan status was extended. AIR and its lenders were unable to agree upon conditions of conversion and effective March 31, 1999, AIR defaulted under the terms of the loan agreement. Discussions are currently underway with AIR's lenders regarding a restructuring of AIR's loan agreement. However, there can be no assurance that negotiations with AIR's lenders will be successful or completed on terms that will not have an adverse impact on the Company's future cost of DRI or on the Company's cash flows.

During the third quarter of 1998 and continuing into 1999, production was scaled back as market conditions caused demand and prices of scrap and scrap substitutes to fall dramatically. Consequently, the Company has incurred equity losses from this joint venture of $9.0 million for the nine months ending September 30, 1999, as compared to a loss of $3.6 million for the same period of last year. In addition, the Company has resold most of its DRI under its purchase agreement and realized a gross margin loss of $2.3 million for the nine months ending September 30,1999 as compared to a loss of $4.0 million for the same period of 1998.

7.  PAYABLES AND ACCRUED LIABILITIES

Payables and accrued liabilities consist of the following:

                                                  September 30,    December 31,
                                                      1999             1998
                                                  -----------------------------
           Trade payables                          $  82,257        $  84,170
           Salaries and wages                         12,120           11,052
           Accrued interest payable                    9,753           10,072
           Other                                      26,640           26,491
                                                  -----------------------------
                                                   $ 130,770        $ 131,785
                                                  =============================

8.  CLAIM SETTLEMENTS

The Company has recorded certain gains resulting from credits on amounts previously paid to its electrode suppliers as a result of settlements stemming from antitrust claims against the electrode suppliers. The Company also recognized a gain from one of its customers regarding minimum purchase requirements. For the quarter and nine months ending September 30, 1999, the Company received $1.6 million and $8.5 million of these credits, which were recorded as a reduction in cost of products sold.

9.  NOTES PAYABLE

Notes payable of $1.6 million consists of short-term revolving credit facilities in Chile, Peru, and the Philippines.

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

There are various claims pending involving the Company arising out of the normal course of business. In management's opinion, the ultimate liability resulting therefrom will not materially effect the financial position, cash flows, or results of operations of the Company.

ENVIRONMENTAL MATTERS

The Company's U.S. facilities are subject to a broad range of federal, state and local environmental requirements, including those governing discharges to the air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination associated with releases of hazardous substances at Company facilities and associated offsite disposal locations. Liabilities with respect to hazardous substance releases arise principally under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state laws, which impose strict, retroactive, joint and several liability upon statutorily defined classes of "potentially responsible parties." The Company's foreign facilities and joint ventures are also subject to varying degrees of environmental regulation in the jurisdictions in which those facilities are located.

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

The Company has several environmental issues currently under discussion with various federal and local agencies, some of which involve compliance and/or remediation at certain properties. The Company records certain operating expenses for environmental compliance, testing and other environmental related costs as expenses when incurred. When it has been possible to determine reasonable estimates of probable liabilities related to environmental issues, based upon information from engineering and environmental specialists, the Company has made provisions and accruals. At September 30, 1999, $2.6 million was accrued for environmental related issues. The Company believes, based upon information currently available to management, that it will not require expenditures to maintain compliance with environmental requirements which would have a material adverse effect on its financial condition, results of operations or competitive position. As part of the purchase and sale agreements with the former owners of certain of the Company's facilities, the Company has been indemnified for certain environmental issues and conditions at certain of its facilities, subject to limitations as to time and amounts, among other things, as set forth in the indemnification provisions of such purchases and sale agreements.

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

The Company's collective bargaining agreement at the Duluth, Minnesota facility expired on August 24, 1999. The Company and the United Steelworkers Union were unable to reach an agreement and a work stoppage by the union workers commenced. There are approximately 140 union workers at the Duluth facility and management together with its salaried workforce and temporary workers have continued to operate the plant with minimal impact to production and without any interruption in shipments to the Company's customers.

11. GEOGRAPHIC INFORMATION

Financial information, by geographic region, for the Company is presented below. South America is principally comprised of the Company's operations in Chile and Peru. Europe and Other includes the Company's operations in Europe (principally Italy), and other joint venture interests around the world including Canada, Mexico, and Australia.

                                                              September 30, 1999 and the
                                                        nine months ended September 30, 1999
                                              --------------------------------------------------------
                                                 United          South        Europe
                                                 States         America      and Other       Total
                                              ------------    -----------   -----------   ------------
Net sales                                      $ 498,853       $ 78,659       $ 8,593      $ 586,105
Operating profit (loss)                           (4,825)        13,346           217          8,738
Equity in income (loss) of joint ventures         (6,693)        (6,086)          154        (12,625)
Net income (loss)                                (39,360)         3,794           509        (35,057)
Identifiable assets                              519,212         57,604        15,359        592,175
Total liabilities                                520,145         28,299         6,284        554,728
Net assets                                          (933)        29,305         9,075         37,447

                                                            Nine months ended September 30, 1998
                                              --------------------------------------------------------
                                                 United          South        Europe
                                                 States         America      and Other       Total
                                              ------------    -----------   -----------   ------------
Net sales                                      $ 550,013       $ 82,553       $ 5,433       $ 637,999
Operating profit                                   3,420          7,666           (29)         11,057
Equity in income (loss) of joint ventures         (1,624)         1,070           (22)           (576)
Net (loss) income                                (21,358)         9,203         1,561         (10,594)

                           GS TECHNOLOGIES CORPORATION
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 (Dollars in thousands, unless otherwise noted)

12. SUMMARIZED FINANCIAL INFORMATION OF GSTOC

GS Technologies Operating Co., Inc. ("GSTOC") is a wholly-owned subsidiary of the Company. GSTOC issued the Senior Notes which are unconditionally guaranteed by the Company. Accordingly, summarized financial information for GSTOC and its subsidiaries on a stand alone basis is provided below.

                                      September 30,   December 31,
                                          1999            1998
                                      -------------   ------------
Current assets                         $ 177,276       $198,595
Noncurrent assets                        290,944        311,870
                                      -------------   ------------

     Total assets                      $ 468,220       $510,465
                                      =============   ============

Current liabilities                    $ 104,918       $105,998
Noncurrent liabilities                   373,896        381,263
                                      -------------   ------------
     Total liabilities                   478,814        487,261

Stockholder's equity                     (10,594)        23,204
                                      -------------   ------------

     Total                             $ 468,220       $510,465
                                      =============   ============

                                                      Three Months Ended             Nine Months Ended
                                                 -----------------------------   -----------------------------
                                                 September 30,   September 30,   September 30,   September 30,
                                                     1999            1998            1999            1998
                                                 -------------   -------------   -------------   -------------
Net sales                                         $ 142,152       $ 151,253       $ 450,428       $ 492,971
Cost of products sold                               133,603         149,247         417,155         462,001
                                                 -------------   -------------   -------------   -------------

     Gross Profit                                     8,549           2,006          33,273          30,970

Selling, general and administrative expenses          7,843           6,438          22,828          18,717
Depreciation and amortization                         7,062           6,796          20,843          20,540
                                                 -------------   -------------   -------------   -------------

     Operating loss                                  (6,356)        (11,228)        (10,398)         (8,287)

Interest expense                                     (9,872)         (9,637)        (29,729)        (29,512)
Equity in loss of joint venture                      (3,427)           (956)         (8,248)         (2,868)
Fees from joint ventures and royalties                  947             983           3,114           3,375
Other, net                                              176              16             289             270
                                                 -------------   -------------   -------------   -------------
Loss before income tax                              (18,532)        (20,822)        (44,972)        (37,022)

Income tax (provision) benefit                         (238)          5,250            (726)         12,995
                                                 -------------   -------------   -------------   -------------

     Net loss                                     $ (18,770)      $ (15,572)      $ (45,698)      $ (24,027)
                                                 =============   =============   =============   =============

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

The forward-looking statements, included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" reflect management's best judgment based on factors currently known and such forward looking statements involve risks and uncertainties. Words such as "expects", "anticipates", "believes" and "intends", variations of such words and similar expressions are intended to identify such forward-looking statements. Actual results could differ from those anticipated in these forward-looking statements as a result of a number of factors including, but not limited to, the factors discussed in that section. Forward-looking information is provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of these factors.

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the unaudited consolidated financial statements and accompanying notes.

RESULTS OF OPERATIONS
                                           SUMMARY STATEMENTS OF OPERATIONS
                                           (Dollars in millions, unaudited)

                                                      Three Months Ended             Nine Months Ended
                                                -----------------------------   ------------------------------
                                                September 30,   September 30,   September 30,    September 30,
                                                    1999            1998             1999             1998
                                                -------------   -------------   -------------    -------------
Net sales                                         $  188.2        $  196.6        $  586.1         $  638.0
Cost of products sold                                167.6           182.7           516.8            570.7
                                                -------------   -------------   -------------    -------------
Gross margin                                          20.6            13.9            69.3             67.3
                                                -------------   -------------   -------------    -------------
Selling, general and administrative expenses          12.3            11.1            36.4             32.7
Depreciation and amortization                          8.2             7.9            24.2             23.5
                                                -------------   -------------   -------------    -------------
Operating profit                                       0.1            (5.1)            8.7             11.1
Net interest expense (1)                             (10.1)           (9.8)          (30.4)           (30.3)
Gain on disposition of properties                                      0.1                              6.5
Other income (expense) (2)                            (4.0)            0.5            (9.9)             3.0
Income tax (provision) benefit                        (1.4)            1.1            (3.5)            (0.9)
                                                -------------   -------------   -------------    -------------
Net loss                                          $  (15.4)       $  (13.2)       $  (35.1)        $  (10.6)
                                                =============   =============   =============    =============

(1) - Net interest expense includes interest income, and $0.5 million and $1.4 million of amortization of debt issuance costs for the three and nine months ended September 30, 1999, respectively.
(2) - Other income includes equity in income (loss) of joint ventures, fees from joint ventures, minority interest and other, net.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998.

NET SALES. Net sales decreased by 8% or $51.9 million to $586.1 million in the first nine months of 1999 compared to the same period of 1998. Total shipment volume increased approximately 17,800 tons to 1,648,000 tons for the first nine months of 1999. However, depressed pricing experienced by the domestic steel industry due to high levels of low priced imported steel resulted in an overall decline of $36 per ton in total average selling prices and contributed to the decline in net revenue. Wire rod sales of $281.1 million for the first nine months of 1999 were below 1998 levels by approximately $33.5 million despite an increase in shipments of approximately 21,000 tons as average wire rod selling prices declined $42 per ton from the comparable period of 1998.

Revenues from the Company's mining product sales for the first nine months of 1999 were down on a combined basis by approximately $12.3 million from 1998 levels due primarily to lower selling prices.

The Company's wire products sales were up approximately $4.1 million to $68.0 million for the first nine months of 1999 from an approximate 12,200 ton increase in shipments, partially offset by a decrease in average selling prices of $39 per ton.

COST OF PRODUCTS SOLD AND GROSS MARGIN. Cost of products sold as a percent of net sales was 88.2% for the nine-months ending September 30, 1999, reflecting an improvement of 1.3% as compared to the comparable period of 1998. Margins continued to be adversely impacted by declines in average selling prices. These negative factors were more than offset by reductions in the Company's raw material costs and the claims settlements. During the first nine months of 1999, the Company realized $8.5 million of gains, classified as a reduction in cost of products sold, from settlements reached with the Company's suppliers of electrodes and from a customer of the Company in settlement of a claim related to such customer's minimum purchase requirements as compared to $4.2 million of gains from electrode settlements in 1998. In addition, the Company realized a gross margin loss of $2.3 million in 1999 as compared to $4.0 million in 1998 on resales of DRI.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the first nine months of 1999 have increased $3.7 million to $36.4 million. The increase results from costs associated with new system installations, Year 2000 compliance programs and the recruitment and relocation of certain management personnel.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the first nine months of 1999 increased by $0.7 million to $24.2 million. This increase results from capital additions and improvements.

NET INTEREST EXPENSE. Net interest expense of $30.4 million for the first nine months of 1999 remained relatively constant versus the same period of 1998.

GAIN ON DISPOSITION OF PROPERTIES. For the first nine months of 1999, there has been no significant disposals of property as compared to the first nine months of 1998, where the Company recognized a gain of $6.5 million on the disposition of properties, primarily an idle facility in Italy and certain assets in Peru.

OTHER INCOME (EXPENSE). Other income (expense), which is primarily equity in income (loss) of joint ventures and fees from joint ventures and royalties, resulted in a loss of $9.9 million for the first nine months of 1999 compared to income of $3.0 million in 1998. The change results primarily from equity losses from AIR of $9.0 million for the first nine months of 1999 versus equity losses of $4.2 million in 1998. Additionally, the Company realized an equity loss from its joint venture in Peru of $6.1 million for the first nine months of 1999 compared to equity earnings of $1.1 million for the same period of 1998. The joint venture in Peru has experienced a significant decline in volume and sales prices due to an economic recession in that country.

INCOME TAX (PROVISION) BENEFIT. The Company recorded an income tax provision of $3.5 million on a pre-tax loss of $31.6 million for the first nine months of 1999 resulting in an effective rate that is not meaningful. This compares to an income tax provision of $0.9 million on a pre-tax loss of $9.7 million for the first nine months of 1998. The rate is effected by limitations on the Company's ability to utilize foreign tax credits, net operating loss carry forwards, and the nondeductibility of amortization expense associated with the Company's acquisition premium. Changes in the mix of U.S. and foreign earnings also affect the rate of taxation.

NET INCOME (LOSS). As a result of the factors discussed above, the Company had a net loss of $35.1 million for the first nine months of 1999 compared to a net loss of $10.6 million for the first nine months of 1998.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998.

NET SALES. Net Sales for the third quarter of 1999 were $188.2 million compared to $196.6 million for the third quarter of 1998. As discussed above, this decrease results primarily from declines in average selling prices being experienced by the domestic steel industry.

Wire rod sales for the third quarter of 1999 were down $6.9 million to $88.2 million compared to the same period of 1998 due primarily to a substantial decrease in average selling prices.

Mining product sales were $65.1 million for the third quarter of 1999 compared to $68.7 million in the third quarter of 1998 reflecting a decrease in volume of approximately 2,000 tons and a decrease in average selling prices quarter to quarter.

COST OF PRODUCTS SOLD AND GROSS MARGIN. Third quarter cost of products sold as a percent of net sales decreased from 92.9% in 1998 to 89.1% in 1999. Conversion costs at the Company's mini mills were higher than normal in the third quarter of 1998 vs. 1999 due to unusually high temperatures which caused power interruptions and shortages and resulted in higher electricity cost and reduced production. In addition in 1998 the Company was forced to shut down one of its mini mills several times related to impending hurricanes.

The Company realized $1.6 million in gains, classified as reductions of products sold, from settlements from electrode suppliers in the third quarter of 1999 as compared to $4.2 million in claims for the third quarter of 1998. Also the 1998 gross margin was adversely effected by losses on the resale of DRI which was $3.6 million as compared to $0.2 million in 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1.2 million for the third quarter of 1999 to $12.3 million as the Company incurred costs associated with new system installations, and Year 2000 compliance programs, and the recruitment and relocation of certain management personnel.

OTHER INCOME (EXPENSE). Other income (expense) was a net expense of $4.0 million for the third quarter of 1999 compared to net income of $0.5 million for the same period of 1998. The change results primarily from equity losses at AIR of $3.7 million in the third quarter of 1999 compared to a $1.2 million equity loss in the third quarter of 1998 and an equity loss from the Peruvian joint venture of $2.1 million in the third quarter 1999 compared to equity earnings of $0.2 million in the third quarter of 1998.

INCOME TAX (PROVISION) BENEFIT. The Company recorded an income tax provision of $1.4 million on a pre-tax loss of $14.0 million for the third quarter of 1999. This compares to an income tax benefit of $1.1 million on a pre-tax loss of $14.3 million for the third quarter of 1998.

NET INCOME (LOSS). As a result of the factors discussed above, the Company has a net loss of $15.4 million for the three months ended September 30, 1999 compared to a net loss of $13.2 million for the same period of 1998.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company had cash and cash equivalents of $5.9 million, a decrease of $4.8 million from December 31, 1998. Operating activities provided $17.9 million of cash during the nine months ended September 30, 1999, composed primarily of a net loss of $35.1 million, including a non-cash equity loss on joint ventures of $12.6 million, non-cash depreciation and amortization of $24.2 million, dividends from joint ventures of $1.1 million and changes in current assets and liabilities for the period providing $13.5 million; the Company invested $14.8 million in properties and $3.8 million in joint ventures and financing activities used $3.5 million.

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

The Company is currently in compliance with the restrictive covenants contained in its debt agreements. However, should any of the factors described under "Risk Factors" adversely affect future operating results, the Company could violate one or more of its restrictive covenants within the next twelve months. The Company is evaluating its alternatives in the event that it is unable to comply with its restrictive covenants in the near term. The alternatives include, but are not limited to, obtaining waivers for possible future violations, amending the covenants or refinancing the Company's outstanding obligations. If it becomes necessary to obtain waivers or amendments, the Company does not expect that these alternatives would have a significant impact on future results of operations. However, should it become necessary to refinance one or more of the Company's facilities, the Company may incur increased interest costs.

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

The Company manages its liquidity needs on a consolidated basis with borrowings that will be available under GSTOC's Revolving Credit Facility, and various credit facilities available at its subsidiaries and joint ventures.

Management believes that cash flows from operations, after being adversely impacted in late 1998 and 1999 by depressed market conditions as discussed herein, will begin to improve due to the ongoing benefits of its business strategy, previously announced price increases, its cost reduction programs and capital investment projects.

Borrowings under GSTOC's Revolving Credit Facility bear interest at a floating rate. Increases in prevailing rates could adversely affect the Company's cash flow. To the extent that the interest rate on GSTOC's Revolving Credit Facility increases or the principal amount outstanding increases, there will be corresponding increases in the Company's interest obligations. Under GSTOC's Revolving Credit Facility, GSTOC's borrowing availability is $120.0 million (subject to a borrowing base limitation). As of September 30, 1999, the unused availability under the Revolving Credit Facility was $37.3 million, and $7.1 million of letters of credit were outstanding.

ENVIRONMENTAL AND TAX CONTINGENCIES AND INDEMNIFICATION

Note 10 to the Company's Unaudited Consolidated Financial Statements is incorporated herein by reference.

YEAR 2000

The Company is completing an organized program to assure that the Company's systems will be Year 2000 compliant. The Company's Year 2000 program was designed around phases, which included management awareness, system inventory and assessment, modification or replacement, testing, contingency planning, business partner communication, audit, and employee awareness. A Year 2000 team has been established at each location. Specific action plans and timelines have been established at each of the locations and periodic meetings are held to monitor progress.

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

At the end of the third quarter, the Company has virtually completed its Year 2000 modifications with only minor activities remaining. Ongoing testing will continue through the fourth quarter of 1999.

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

The estimated costs for correction of the Year 2000 issues is approximately $3 million with substantially all expended to-date.

The Company's Year 2000 program includes communications with its outside business partners to prepare for Year 2000 readiness. The Company requested information from its suppliers and other partners to determine their Year 2000 compliance. Business partners have indicated readiness for the Year 2000.

The Year 2000 team is developing contingency plans assuming a variety of possible scenarios. These scenarios include the possibilities of non-compliance difficulties from the standpoint of a customer, supplier, or internal manufacturing support function. How these scenarios are used will depend on the results of the testing programs. The Company's goal is to have a completed contingency plan in place by mid fourth quarter of 1999, based on information received from its customers and suppliers relative to their compliance with Year 2000 issues.

The estimates and conclusions herein contain forward-looking statements and are based on management's best estimates of future events. Risks to completing the program include the availability of resources, the Company's ability to execute the Company's Year 2000 program, and the ability of customers and suppliers to bring their systems into Year 2000 compliance. All statements made herein regarding our Year 2000 efforts are "Year 2000 Readiness Disclosures" made pursuant to the Year 2000 Information and Readiness Disclosure Act, and to the extent applicable, are entitled to the protections of such act.

RISK FACTORS

During 1998 and continuing into 1999, the Company's results have been negatively impacted by distressed market conditions within the domestic steel industry. Distressed economic conditions in other countries, particularly in Asia, have resulted in record levels of low priced steel wire rod being imported into the U.S. and causing dramatic declines in selling prices industry-wide.

The Company's grinding media and mill liner business has been affected by a slow-down in the mining industry resulting from declining commodity prices.

The Company's steel making operations are heavily dependent on the availability and price of scrap, DRI and electricity. Future operations could be affected by these factors.

The Company intends to aggressively pursue reductions in its conversion costs. The Company will also continue to carefully evaluate capital spending and invest only when anticipated economic returns clearly exceed cost and when necessary to ensure proper maintenance of equipment.


ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISK SENSITIVE INSTRUMENTS

There have been no material changes in the Company's market risk on financial instruments during the nine months ended September 30, 1999. The market risk inherent in the Company's financial instruments represents potential changes in interest rates, primarily the US Prime Rate and the London Interbank Offering Rate (LIBOR). The Company manages interest rate risks by maintaining certain ratios of fixed to variable rate debt. The Company does not currently use derivative financial instruments.


PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Note 10 to the Company's Unaudited Consolidated Financial Statements is incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits filed herewith:

             Exhibit No.             Description
             -----------             -----------
             27                      Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter ended September 30, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of November 1999.


                                            GS Technologies Corporation
                                                       and
                                         GS Technologies Operating Co., Inc.
                                                   (Registrant)


                                     By:            /s/ Luis E. Leon
                                         ---------------------------------------
                                         Luis E. Leon, Executive Vice President
                                               and Chief Financial Officer