Form 10-K405
period 1999-12-31
GS TECHNOLOGIES OPERATING CO INC
filed 2000-03-30
CIK 925906

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999     COMMISSION FILE NUMBER 033-80618

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

         As of March 30, 2000, 100 shares of GS Technologies Operating Co., Inc. Common Stock, par value $.01 per share, were outstanding, all of which are owned by GS Technologies Corporation. Also as of March 30, 2000, 100 shares of GS Technologies Corporation Common Stock, par value $.01 per share, were outstanding, all of which are owned by GS Industries, Inc.

         This document consists of 46 sequentially numbered pages. The exhibit index can be found on page 41 of the sequential numbering system.

FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K includes statements that reflect projections or expectations of future financial or economic performance of the Registrants in the "Business", "Properties", "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections based on factors currently known. The Registrants believe such statements to be "forward-looking" statements as defined in the Private Securities Litigation Reform Act of 1995. Words such as "expects", "anticipates", "believes", and "intends", variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking information is subject to various risks and uncertainties and no assurance can be given that actual results or events will not differ materially from those projected, estimated or anticipated as a result of a number of factors including, but not limited to, the factors discussed in such sections. Forward-looking information provided in such sections should be evaluated in the context of these factors. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this Form 10-K.

                           FORM 10-K TABLE OF CONTENTS
                  (DOLLARS IN THOUSANDS UNLESS OTHERWISE NOTED)


                                                                                        PAGE
                                                                                        ----
PART I
         Item 1:   Business...............................................................4
         Item 2:   Properties............................................................11
         Item 3:   Legal Proceedings.....................................................12
         Item 4:   Submission of Matters to a Vote of Security Holders...................12

PART II
         Item 5:   Market for the Registrants' Common Equity and Related Stockholder
                   Matters...............................................................13
         Item 6:   Selected Financial Data...............................................14
         Item 7:   Management's Discussion and Analysis of Financial Condition and
                   Results of Operations.................................................16
         Item 7A:  Quantitative and Qualitative Disclosure about Market Risk.............23
         Item 8:   Financial Statements and Supplementary Data...........................23
         Item 9:   Changes in and Disagreements with Accountants on Accounting and
                   Financial Disclosure..................................................23

PART III
         Item 10:  Directors and Executive Officers of the Registrants...................24
         Item 11:  Executive Compensation................................................27
         Item 12:  Security Ownership of Certain Beneficial Owners and Management........34
         Item 13:  Certain Relationships and Related Transactions........................36

PART IV
         Item 14:  Exhibits, Financial Statement Schedules, and Reports on Form 8-K......41

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
         STATEMENT SCHEDULES.............................................................46
SIGNATURES

                                     PART I

ITEM 1:  BUSINESS

GENERAL

         GS Technologies Corporation (the "Company" or "GST") is a leading producer of special steel products, mainly wire rod used in the automotive, construction and consumer applications industries, and grinding products and mill liners used in the worldwide mining industry.

         The Company's wire rod is sold primarily to domestic wire rod drawers that process wire rod into products for diverse end uses. Wire rod is used in many applications in the automotive industry and construction industry. Consumer end uses include upholstery springs, steel wool, coathangers and fish hooks. General industrial uses include screws and bolts, ball bearings, cutting wire, baling wire and wire rope.

         Grinding media products are high carbon steel balls and rods used inside a rotating mill by the mining industry to grind semi-crushed rock as a step in processing various kinds of ore. Mill liners are protective steel liners that shield the rotating mill from the pulverizing activity of the grinding media. Grinding media and mill liners are consumed as ore is processed and must be continually replenished.

         The Company is a wholly-owned subsidiary of GS Industries, Inc. ("GSI") and has fully and unconditionally guaranteed senior notes in the aggregate principal amount of $247.0 million outstanding as of December 31, 1999, which were issued by the Company's wholly-owned subsidiary, GS Technologies Operating Co., Inc. ("GSTOC").

The operating structure of the Company is as follows:

                          [ORGANIZATIONAL FLOW CHART]

DISCONTINUED OPERATIONS

         In November 1999, GSTOC entered into a stock purchase agreement for the sale of the common stock of its subsidiary Florida Wire and Cable, Inc. to Insteel Industries, Inc. The sale was completed in January 2000 for $68.5 million in cash, subject to a purchase price adjustment based on the closing balance sheet.

PRODUCTS, MARKETS AND COMPETITION

         WIRE ROD. The Company manufactures high carbon and special grade wire rod at its Kansas City, Missouri and Georgetown, South Carolina mini-mills (electric arc furnace melt shops and finished product rolling mills). The Company sells the majority of its wire rod output to domestic wire drawers that process wire rod into products for diverse end use applications. In the automotive industry, wire rod is used in many applications, including tire cord, tire bead, hose wire, springs, shock absorbers, brake pads and fasteners. Consumer end uses include upholstery springs, steel wool, coathangers and fish hooks. General industrial uses include screws and bolts, ball bearings, cutting wire, baling wire and wire rope.

         Wire rod is used in the construction industry in the production of prestressed concrete strand and galvanized guy strand, which are used in parking garages, cable-stay bridges, railroad cross ties, guywires for pole and tower support, messenger cable for carrying telephone and cable TV wire, traffic signal support wires, cross bracing used in metal buildings, and highway barrier strand. In 1999, the Company shipped approximately 1.4 million tons of wire rod of which 1.3 million tons were to third party purchasers.

         End use applications of the Company's wire rod shipments were as follows:

                             1999 WIRE ROD SHIPMENTS
                                   (BY MARKET)

                                                        Percent of Total Sales
                                                        ----------------------
         Furniture/Bedding........................................28%
         Construction.............................................28%
         Industrial...............................................19%
         Automotive...............................................17%
         Other.....................................................8%
                                                                 ---
                  Total..........................................100%
                                                                 ---

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

         A significant amount of the Company's wire rod shipments are to a select group of customers, reflecting the Company's strategy of maximizing production efficiency through long-term strategic relationships. Approximately 35% of the Company's total revenues for 1999 were derived from sales to the Company's five largest wire rod customers. The Kansas City facility is a party to a rod supply agreement with a major customer which requires this customer to purchase a minimum amount of its annual wire rod requirements from the Kansas City facility. See "Certain Relationships and Related Transactions". In 1999, this customer purchased approximately 326,000 tons, or 25.5% of the total wire rod tonnage shipped to third party purchasers by the Company.

         The Company competes for wire rod business on the basis of product quality and consistency, timely delivery, technical assistance and price. The largest competing domestic producers of wire rod in the U.S. are Co-Steel Raritan in Perth Amboy, New Jersey, North Star Steel Company in Beaumont, Texas, and Rocky Mountain Steel (a division of Oregon Steel) in Pueblo, Colorado. The Company, like all domestic steel producers, faces significant competition from foreign producers who typically have lower labor costs. During 1998 and 1999, record levels of lower priced wire rod flooded U.S. markets because of distressed market conditions in other countries, particularly Asia. Imports of wire rod constituted approximately 35% of the total domestic market for wire rod in 1999.

         GRINDING MEDIA AND MILL LINERS. The Company manufactures and sells grinding media and mill liners to the world-wide mining industry (principally copper, iron ore and gold mines) for use in the concentrator stage of mining operations. In a typical open-pit mine configuration, the concentrator receives semi-crushed rock from the ore deposit, grinds the rock into a fine powder, separates the desired mineral from the waste rock for further processing and discharges the waste rock. Grinding media are high carbon steel balls and rods used inside a rotating mill to grind semi-crushed rock from the mine. Mill liners are the protective steel liners that shield the rotating mill from the pulverizing action of the grinding media. Grinding media and mill liners are consumed as ore is processed and must be continually replenished.

         Grinding media and mill liners are generally sold under contract. The Company's grinding media contracts are typically one to three years in duration and at fixed prices. Under the terms of certain of the Company's contracts, raw material price changes are passed through as price adjustments to the customer.

         The Company's principal customers for mineral processing products are domestic and international mining companies. The following chart details shipments of mining products, including both grinding media and mill liners, categorized by mineral processed, through both its consolidated subsidiaries and its joint ventures:

                         1999 MINING PRODUCTS SHIPMENTS
                                  (BY MINERAL)

                                                        Percent of Total
                                                        ----------------
         Copper..................................................55%
         Gold....................................................18%
         Iron Ore................................................14%
         Other...................................................13%
                                                                ---
                           Total  ..............................100%
                                                                ---

         In 1999, the Company shipped approximately 475,000 tons of grinding media and mill liners from its consolidated subsidiaries and 235,000 tons from joint ventures in which it participates.

         The market for the Company's mining products is geographically diversified. The following table details shipments to different geographic regions through both its consolidated subsidiaries and its joint ventures:

                         1999 MINING PRODUCTS SHIPMENTS
                                   (BY REGION)

                                                     Percent of Total
                                                     ----------------
         United States......................................33%
         South America......................................31%
         Philippines, Australia.............................15%
         Canada and Mexico..................................12%
         Other...............................................9%
                                                           ---
                           Total  .........................100%
                                                           ---

         The Company has developed a network of international operations to satisfy the worldwide demand for grinding media. In the United States, grinding media is supplied from the Company's Kansas City mini-mill. In all of the Company's foreign subsidiaries and joint ventures, grinding media is fabricated from purchased bars and sold to mines in those and neighboring countries. The Company's ME International unit, with foundries in Duluth, Minnesota and Tempe, Arizona, is a market leader in the production of cast metal liners.

         Domestically, the Company competes principally with three grinding ball producers. Two of the competitors, Nucor Corp. and Border Steel Co., have production operations in the Western and Southwestern U.S. and produce grinding balls from facilities where scrap is the raw material. A third competitor, North Star Steel Company, located in Minnesota, produces grinding balls from bars and serves the iron ore mines in the upper Midwest. The Company competes primarily with one U.S. grinding rod producer and one Canadian grinding rod producer for domestic sales of grinding rods. While factors such as reliability of supply and service are important to customers, competition is based primarily on a combination of price and product performance. Internationally, the Company competes with many producers of forged and cast grinding balls, nearly all of them indigenous to their respective local markets.

         Financial information by geographic region related to the Company's domestic and foreign subsidiaries is provided in Note 18 of the Notes to Consolidated Financial Statements.

         WIRE PRODUCTS. The Company sold its wire products business to Insteel Industries, Inc. in January 2000. See Note 3 to the Notes to Consolidated Financial Statements for additional information regarding the sale.

RAW MATERIALS

         The principal raw materials and commodities required in the Company's manufacturing operations are steel scrap, direct reduced iron (DRI), steel bars, electricity and natural gas. All of these raw materials except DRI, which the Company produces, are purchased at prevailing market prices. Adequate sources of supply exist for all of the Company's raw material requirements.

PATENTS AND LICENSES

         The Company owns numerous process and product patents, proprietary expertise and licenses which it believes are necessary for the operation of its worldwide businesses. In its grinding media business, the Company owns process and product patents on grinding rods, mill liners and process equipment. The Company has proprietary processing and product know-how on equipment used in manufacturing grinding balls.

EMPLOYEE RELATIONS

         The Company's worldwide operations are managed by a management team based in its Charlotte, North Carolina headquarters. As of December 31, 1999, the Company and its wholly-owned subsidiaries had approximately 2,300 employees, of whom approximately 1,600 were hourly production employees. Approximately 60% of the Company's hourly employees are covered by collective bargaining agreements. Union agreements relate to, among other things, wages, hours, and conditions of employment. The Company believes its wages and benefits provided to employees are generally comparable to industry and area practices. The Company considers its labor relations to be satisfactory, although it does, from time to time, experience work stoppages. See Note 16 of the Notes to Consolidated Financial Statements regarding certain prior, and one current, work stoppage.

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

         The Company has several environmental issues currently under discussion with various federal, state and local agencies, some of which involve compliance and/or remediation at certain properties. The Company is subject to consent orders, administrative orders, permit renewals and negotiations and ongoing inspection activities relating to certain of its properties and at off-site locations.

         The Company records certain operating expenses for environmental compliance, testing and other environmental related costs as expenses when incurred. The Company's policy is to accrue environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated based on information from engineering and environmental specialists. There can be no assurance, however, that the actual cost of required remedial activity or environmental compliance in future periods will not exceed the established reserves. The Company believes, based upon information currently available to management, that it will not require expenditures to maintain compliance with current environmental requirements which would have a material adverse effect on its consolidated results of operations or financial position.

         For additional information regarding environmental matters, including certain legal proceedings and indemnifications, see " Legal Proceedings and Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters."

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

         Additionally, GSI has a website containing information about the Company's products. The address of the site is http://www.gsind.com

ITEM 2:           PROPERTIES

         The Company conducts its operations through domestic and international facilities through subsidiaries and joint ventures. The following table provides information regarding the Company's principal facilities:

                                     [MAP]

                    Location                       Square Feet             Products               Own or Lease
-----------------------------------------------------------------------------------------------------------------
CORPORATE HEADQUARTERS:
Charlotte, NC (1)                                       19,000               N/A                     Lease
MANUFACTURING FACILITIES:
Kansas City, MO (1) (2)                              1,871,800  Wire rod, grinding media, bars   Own and lease
Georgetown, SC (1)                                     496,700   Wire rod, DRI, steel billets         Own
Duluth, MN                                             335,900           Mill Liners                  Own
Tempe, AZ                                              241,950           Mill Liners                  Own
Concepcion, Chile                                       50,000          Grinding media                Own
Arequipa, Peru                                          29,000          Grinding media                Own
Lima, Peru                                              33,000          Grinding media                Own
Manila, Philippines                                     86,000          Grinding media               Lease
Mezzomerico, Italy                                      58,000          Grinding media                Own
JOINT VENTURES (MANUFACTURING LOCATIONS):
Kamloops, Canada                                        35,000          Grinding media                Own
Guadalajara, Mexico                                     43,000          Grinding media               Lease
Perth, Townsville, and Newcastle, Australia             54,100          Grinding media                Own
Chimbote, Peru                                       5,776,000     Rebar, Flat Rolled Steel           Own
Convent, LA                                          1,525,000               DRI                      Own
Piombino, Italy                                         44,000          Grinding media               Lease
SALES AND OTHER OFFICES:
Minneapolis, MN                                         18,700               N/A                      Own
Santiago, Chile                                          7,300               N/A                      Own

(1)      Subject to liens under existing debt.

(2) 748,000 square feet of such facility are leased at a nominal annual rental charge under multiple leases with Armco (now AK Steel) with varying expiration dates.

         The Company believes its facilities are properly maintained and adequately equipped for the purposes for which they are used. Management believes that, with its planned level of capital expenditures, the Company will be able to accommodate its capacity needs for the immediate future in its existing facilities.

ITEM 3:  LEGAL PROCEEDINGS

         In August 1996, Samsung America, Inc. ("Samsung") filed an action in the Supreme Court of the State of New York seeking monetary damages against GSI, the Company, its Peruvian subsidiary, Acerco, and Acerco's partners in the Siderperu joint venture collectively, (the "Defendants"). Samsung seeks to recover purported compensatory damages of $48.5 million and punitive damages of $10 million and alleges that the Defendants failed to honor a written contract which entitled Samsung to obtain an equity interest in Siderperu and to provide certain distribution and trading services on an exclusive basis. The Company believes that it has substantial and meritorious defenses and will defend itself accordingly.

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

         The Company is also a party to various other legal proceedings that are considered to be ordinary, routine litigation incidental to the Company's business. The Company does not believe that these proceedings will have a material adverse effect on its consolidated financial position, results of operations or cash flows. See "Business -- Environmental Matters" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Environmental Matters" for additional information.

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

         As of March 30, 2000, 100 shares of common stock of GSTOC were outstanding, all of which were owned by GST, and 100 shares of common stock of GST were outstanding, all of which were owned by GSI. There are 43 record holders of the common stock of GSI.

ITEM 6:  SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth selected consolidated financial data and other operating data of the Company for the five-year period ending December 31, 1999. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements including the notes contained elsewhere in this Form 10-K.

                                                                         YEARS ENDED DECEMBER 31,
                                                                          (DOLLARS IN MILLIONS)
                                                      ----------------------------------------------------------
                                                       1999         1998        1997 (4)      1996         1995
                                                      ------       ------       ------       ------       ------
STATEMENT OF EARNINGS DATA:
Net sales                                             $676.2       $738.4       $713.2       $712.3       $518.3
Operating costs and expenses:
   Cost of products sold                               599.3        671.2        613.6        620.0        439.3
   Selling, general and
     Administrative expenses                            39.9         35.8         35.9         37.9         34.0
   Depreciation and amortization                        27.4         26.5         25.8         23.5          9.6
   Non-recurring costs (1)                                --           --           --           --          4.9
                                                      ------       ------       ------       ------       ------
Operating income                                         9.6          4.9         37.9         30.9         30.5

Interest expense, net                                  (38.2)       (38.2)       (37.9)       (39.1)       (22.0)
Other, net                                             (18.4)         8.8          9.9          8.2          5.0

Income tax provision                                    (6.0)        (1.1)        (5.1)        (1.4)        (6.6)
                                                      ------       ------       ------       ------       ------

Earnings (loss) from continuing
   Operations before cumulative
   Effect of accounting change                        $(53.0)      $(25.6)      $  4.8       $ (1.4)      $  6.9
                                                      ------       ------       ------       ------       ------

Discontinued operations,
   net of taxes                                           .4           .3        (20.9)         4.3          (.8)
                                                      ------       ------       ------       ------       ------

Income (loss) before cumulative
    Effect of accounting change                        (52.6)       (25.3)       (16.1)         2.9          6.1

Cumulative effect of accounting
   Change, net of taxes (2)                               --           --           --          3.5           --
                                                      ------       ------       ------       ------       ------

Net earnings (loss)                                   $(52.6)      $(25.3)      $(16.1)      $  6.4       $  6.1
                                                      ======       ======       ======       ======       ======

BALANCE SHEET DATA (AT
   PERIOD END):
Total assets                                          $578.7       $636.3       $640.8       $707.5       $708.7
Total liabilities                                      557.1        567.4        545.6        594.7        602.1
Shareholder's equity                                    21.6         68.9         95.2        112.8        106.6

OTHER OPERATING DATA:
EBITDA (3)                                            $ 18.6       $ 40.2       $ 73.6       $ 62.6       $ 45.1
Net Cash Provided by (Used in):
   Operating activities of continuing operations         6.0         15.0         28.3         42.6          5.6
   Investing activities of continuing operations       (25.6)       (16.8)        25.0        (48.7)      (185.0)
   Financing activities of continuing operations         7.6          4.5        (40.1)         7.0        170.2

Capital expenditures                                    21.9         21.6         21.9         41.1         45.8

(1) Represents non-recurring charge for the costs of combining the operations of GST and Georgetown Industries, Inc. ("Georgetown").

(2) Effective January 1, 1996, the Company changed its method of accounting for spare parts and supplies at one of its major facilities from expensing them at time of purchase to inventorying them and charging them to expense in the period in which they are used. This method is consistent with the Company's practice at its other operations and with prevailing industry practice and, in management's opinion, results in a better matching of costs with related revenues.

(3) EBITDA represents earnings (loss) from continuing operations before cumulative effect of accounting change, before income taxes, interest and depreciation and amortization. It is presented to provide additional information about the Company's ability to meet future debt service, capital expenditures and working capital requirements. EBITDA should not be considered as an alternative to net income, as an indicator of operating performance, or as an alternative to cash flows as a measure of liquidity, as such measures would be determined pursuant to generally accepted accounting principles. In addition, EBITDA should not be considered as an indicator that cash flow is sufficient for all of the Company's needs.

(4) 1997 results were negatively impacted by work stoppages at the Kansas City operation.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following financial discussion is based on continuing operations excluding the impact of the discontinued operations discussed in Note 3 to the Consolidated Financial Statements of the Company contained elsewhere in this Form 10-K. Prior year information has been restated to reflect the discontinued operations. This discussion should be read in conjunction with the accompanying consolidated financial statements including the notes thereto.

RESULTS OF OPERATIONS

         The following table sets forth, for the years indicated, the Company's selected statement of earnings data:

                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                      (DOLLARS IN MILLIONS)
                                                ----------------------------------
                                                 1999          1998          1997
                                                ------        ------        ------
Net sales                                       $676.2        $738.4        $713.2

Operating income                                   9.6           4.9          37.9
   Percentage of net sales                         1.4%           .7%          5.3%

Interest expense, net                            (38.2)        (38.2)        (37.9)
   Percentage of net sales                        (5.6)%        (5.2)%        (5.3)%

Other income (loss) (1)                          (18.4)          8.8           9.9
   Percentage of net sales                        (2.7)%         1.2%          1.4%

Earnings (loss) from continuing operations       (53.0)        (25.6)          4.8
   Percentage of net sales                        (7.8)%        (3.5)%          .7%


(1) Other Income includes Equity in Income (Loss) of Joint Ventures, Fees from Joint Ventures and Other, Net.

SIGNIFICANT 1999 EVENTS

         MARKET CONDITIONS. During 1999, the Company's results continued to be negatively impacted by market conditions within the domestic steel industry. Distressed economic conditions in foreign markets, particularly Asia, resulted in record levels of low priced steel imports into the U.S. causing dramatic declines in selling prices industry-wide. While demand for the Company's wire rod products continued to be strong during 1999, the Company's average selling price for wire rod declined 10% from the 1998 average. Also during 1999, the Company's grinding media and mill liner business was negatively affected by a slow down in the mining industry as a result of declining commodity prices and customer consolidations.

         AMERICAN IRON REDUCTION ("AIR"). The Company has a 50% interest in a DRI joint venture that commenced operations in January 1998 and has production capacity of 1.2 million metric tons of DRI annually. During 1998 and more significantly in 1999, production was scaled back as market conditions caused scrap and scrap substitute demand and pricing to fall dramatically. The Company realized a net equity loss from this joint venture of $14.9 million in 1999.

         CLAIM SETTLEMENTS. During 1999 and 1998, the Company recorded gains from settlements of antitrust claims against its electrode suppliers. Such gains, which were recorded as a reduction to cost of products sold, amounted to $5.9 million in 1999 and $7.5 million in 1998. In 1999, the Company also received a settlement from one of its customers regarding minimum purchase requirements amounting to $ 2.6 million.

RESULTS OF OPERATIONS - 1999 COMPARED TO 1998

         NET SALES. Net sales in 1999 decreased 8% to $676.2 million from $738.4 million in 1998. Wire rod volume in 1999 exceeded 1998 volume by 15,000 tons; however, due to the significant decline in average wire rod selling prices of $32 per ton year to year, total wire rod sales in 1999 decreased $35.5 million to $374.3 million. Grinding media sales for 1999 were $260.1 million compared to $277.4 million in 1998. Overall, grinding media volume for 1999 was comparable to 1998; however, domestic volume decreased 24,000 tons and international volume increased 22,000 tons. Domestic market conditions were weak in 1999 due to depressed commodity prices causing mine slow downs and closures. Significant mining expansion in Chile and Peru, where the Company continues to increase its market share, resulted in the increased international volume. The slow down in world-wide mining activity caused world-wide average selling prices for grinding media to be $17 per ton lower in 1999 than in 1998.

         OPERATING COSTS AND MARGIN. Cost of products sold as a percent of net sales improved to 88.6% in 1999 from 90.9% in 1998. The claim settlements discussed previously reduced cost of products sold by $5.9 million in 1999 and $7.5 million in 1998. Margins were favorably affected in 1999 by decreases in the average cost of scrap and decreased losses on DRI sales to third parties, partially offset by lower average selling prices and costs associated with the work stoppage at the Duluth, Minnesota facility which began in August 1999. Selling, general and administrative expenses as a percent of net sales increased to 5.9% in 1999 from 4.8% in 1998, partly attributable to the decrease in sales. The 1999 amount includes $1.4 million of costs related to Year 2000 compliance.

         NET INTEREST EXPENSE. Net interest expense remained constant at $38.2 million. Included in this amount for both years is $1.6 million of amortization of debt issuance costs.

         OTHER INCOME/EXPENSE. Other income decreased $27.2 million from the prior year. The Company incurred losses from joint ventures of $22.7 million in 1999, comprised primarily of losses at AIR and at the Company's Peruvian joint venture which experienced a significant decline in volume and sales prices due to an economic recession in Peru. Equity losses in joint ventures amounted to $1.8 million in 1998. Other income in 1998 included gains of $6.3 million related to the sale of a Peruvian subsidiary and an idle plant in Italy.

         INCOME TAXES. Income tax expense for 1999 was $6.0 million on a pre-tax loss of $47.0 million, resulting in an effective tax rate that is not meaningful. The Company did not record any tax benefit on domestic losses, but did provide for taxes on the income of its foreign subsidiaries. Likewise, income tax expense for 1998 was $1.1 million on a pre-tax loss of $24.5 million.

         LOSS FROM CONTINUING OPERATIONS. As a result of the foregoing, the Company had a loss from continuing operations of $53.0 million in 1999 compared to a loss of $25.6 million in 1998.

RESULTS OF OPERATIONS - 1998 COMPARED TO 1997

         NET SALES. Net sales for the year ended December 31, 1998 were $738.4 million compared to $713.2 million for the year ended December 31, 1997, an increase of $25.2 million or 3.5%. Wire rod volume in 1998 exceeded 1997 volume by approximately 36,000 tons, however, due to the significant decline in average wire rod selling prices of $24 per ton year to year, total wire rod sales increased only $2.1 million in 1998 to $409.9 million. Grinding media sales were $277.4 million in 1998 compared to $269.7 million in 1997. Domestically, volume was up approximately 9,200 tons reflecting recovery of volume lost during the 1997 Kansas City work stoppage. Internationally, volume was up 10,000 tons resulting primarily from significant expansion in the mining industry in South America.

         OPERATING COSTS AND MARGIN. Cost of products sold as a percent of net sales increased to 90.9% in 1998 from 86.0% in 1997. Margins were negatively affected by declining average selling prices, losses on DRI sales and an approximate 5% increase in conversion costs, partially offset by decreases in the average cost of scrap. The increase in the Company's conversion costs was caused, in part, by temporary production curtailments due to electrical power interruptions and shortages during the summer months of 1998. Selling, general and administrative expense as a percent of sales decreased to 4.8% in 1998 from 5.0% in 1997 as a result of the Company's focus on cost reductions.

         NET INTEREST EXPENSE. Net interest expense was 38.2 million in 1998 compared to $37.9 million in 1997. Included in this amount for both years is $1.6 million of amortization of debt issuance costs.

         OTHER INCOME/EXPENSE. Other income decreased to $8.8 million in 1998 from $9.9 million in 1997 due primarily to inclusion in 1998 of equity losses from AIR and reduced equity income from the Company's Peruvian joint venture, partially offset by gains in 1998 of $6.3 million related to the sale of a Peruvian subsidiary and an idle plant in Italy.

         INCOME TAXES. Income tax expense for 1998 was $1.1 million on a pre-tax loss of $24.5 million, resulting in an effective tax rate that is not meaningful. The Company did not record tax benefit on the majority of its domestic losses, but did provide for taxes on the income of its foreign subsidiaries. Income taxes for 1997 were $5.1 million on pre-tax earnings of $9.9 million, an effective rate of 51.8%. The effective tax rate for the Company is effected by limitations on the Company's ability to utilize foreign tax credits and the non-deductibility of amortization and depreciation expense associated with the Georgetown acquisition. Changes in the mix of U.S. and foreign earnings also affect the tax rate.

         EARNINGS (LOSS) FROM CONTINUING OPERATIONS. As a result of the factors discussed above, the Company had a loss from continuing operations of $25.6 million in 1998 compared to earnings from continuing operations of $4.8 million in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1999, the Company had total cash and cash equivalents of $3.9 million, a decrease of $6.8 million from December 31, 1998. Operating activities from continuing operations provided $6.0 million of cash during 1999 compared to $15.0 million in 1998. The decrease in operating cash flows stemmed from the $52.6 million net loss experienced in 1999 and decreased dividends from joint ventures, partially offset by the non-cash equity loss in joint ventures. The cash flow generated by the increases in income taxes payable and accrued expenses was offset by the increase in receivables. Cash flows used in investing activities totaled $28.0 million in 1999 compared to $17.2 million in 1998. In 1999, the Company invested $21.9 million in capital expenditures compared to $21.6 million in 1998. The Company invested $3.8 million and $6.5 million in 1999 and 1998, respectively, in joint ventures. In 1998, cash used in investing activities included $11.4 million in proceeds from the sale of a Peruvian subsidiary and an idle plant in Italy. Financing activities in 1999 provided $7.6 million, $6.1 million from net borrowings and a $1.5 million capital contribution from GSI.

         While management believes that funds available from the Company's cash flow from operations and credit facilities will be sufficient, in the aggregate, to fund planned working capital and capital expenditure and debt service requirements for 2000, management continues to evaluate alternative sources of funds. There are fluctuations in the Company's working capital needs over the course of a year, generally influenced by various factors such as seasonality in some product lines, inventory levels and the timing of raw material purchases. Due to the cyclical nature of the Company's business, management believes that it is important for the Company to maintain borrowing facilities in excess of working capital requirements.

         Capital expenditures in the Company's business tend to vary from year to year as the impact of major programs is concentrated in certain periods followed by periods of maintenance spending. Management believes that this pattern is typical of the industry. The high quality sector of the steel industry is characterized by high levels of capital spending. The focus of capital spending is increased production capacity, improvement in product quality and reduction in product cost. During the last few years, the Company has not undertaken any major capital programs. The Company estimates capital expenditures for 2000 to approximate $33.0 million.

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

         During 1999, the Company managed its liquidity needs on a consolidated basis with borrowings available under the Revolving Credit Facility (as defined below) and various credit facilities available at its international subsidiaries and joint ventures. On March 13, 2000, GSTOC and its subsidiaries entered into the New Credit Facilities (as defined below) and prepaid the outstanding balance on the Revolving Credit Facility. The New Revolving Credit Facility (as defined below) replaced the Revolving Credit Facility. See "Certain Relationships and Related Transactions -- Description of Indebtedness."

         Borrowings under both the Revolving Credit Facility and the New Revolving Credit Facility bear interest at a floating rate. Increases in prevailing rates could adversely affect the Company's cash flow. See "Certain Relationships and Related Transactions -- Description of Indebtedness." To the extent that the interest rates increase or the principal amounts outstanding increase, there will be corresponding increases in the Company's interest obligations. Under the Revolving Credit Facility, the Company's availability was $120.0 million inclusive of letters of credit (subject to a borrowing base limitation). As of December 31, 1999, $7.1 million of letters of credit were outstanding and the unused availability under the facility was $36.2 million. Under the New Revolving Credit Facility, the Company's availability is also $120 million inclusive of letters of credit (subject to a borrowing base limitation). As of March 13, 2000, $7.4 million of letters of credit were outstanding under the new facility and the unused availability was $34.7 million.

ENVIRONMENTAL MATTERS

         The Company has made, and will continue to make, capital expenditures as necessary to comply with environmental requirements. Because environmental requirements are subject to change and are becoming increasingly stringent, the Company's capital expenditures for environmental compliance may increase in the future. The Company has established reserves for certain future costs and liabilities associated with environmental matters. As of December 31, 1999, the Company had recorded a reserve of approximately $2.8 million for environmental matters. The Company believes these reserves are adequate in light of certain potential obligations and indemnifications described below. See Note 16 of the Notes to Consolidated Financial Statements for additional information. There can be no assurance, however, that future environmental costs and liabilities will not exceed the established reserves. The Company believes, based upon information currently available to management, that it will not require expenditures to maintain compliance with current environmental requirements which would have a material adverse effect on its consolidated results of operations, financial position, or cash flows.

         As is the case with steel producers in general, if a release of hazardous substances occurs on or from the Company's properties or any associated offsite disposal locations, the Company may be held jointly and severally liable under CERCLA, the Resource Conservation and

Recovery Act ("RCRA"), or similar state requirements. The amount of any such liability could be material. Although the Company endeavors to carefully manage its wastes, it is possible that in the future the Company or its subsidiaries may be identified as a PRP with respect to various waste disposal sites due to the fact that liability under CERCLA is strict and retroactive. There can be no assurance that future costs or damages associated with identified or unidentified sites will not have a material adverse effect on the results of operations, financial position or cash flows of the Company.

         The Company has been, and presently is, the subject of administrative proceedings, litigation or investigations relating to environmental matters. The Company's Kansas City mini-mill is subject to a Consent Order regarding air emissions. The Georgetown, SC mini-mill and DRI plant are involved in an air emissions permit modification process and ongoing discussions regarding compliance issues and inspections by the state environmental agency. The Georgetown, SC facilities are subject to Consent Orders with the state environmental agency regarding air and wastewater matters. The Kansas City mini-mill is involved in a water discharge permit renewal process with the state environmental agency, which is currently on administrative appeal. Georgetown Steel Corporation, GSTOC and MEI have signed a Consent Order with the USEPA regarding remediation at the Palmerton Superfund Site. The Tempe, Arizona facility is involved in air emissions permit discussions. The Company, through its operating units, has been named as a PRP at several off-site locations where wastes were sent. Through cost sharing agreements, permits and consent orders, the Company is addressing requirements at these locations. The Company has agreed to indemnify the purchaser of its former Tree Island Industries facility with respect to the Operating Industries Superfund Site matter involving remediation at Monterey Park, CA. Although the Company does not believe that current proceedings, litigation or investigations will have a material adverse effect on its consolidated financial condition, results of operations or cash flows, there can be no assurance that future costs or damages relating to such proceedings, litigation or investigations will not exceed established reserves.

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

         Subject to certain limitations, the Company is indemnified for certain environmental matters, including those referred to herein. Armco has indemnified GST for matters including contamination at the inactive Ishpeming, Michigan facility, and certain matters at the Kansas City facility and the Duluth facility. Capitol Castings, Inc. has indemnified MEI for groundwater contamination at the Tempe, Arizona facility. Horsehead Resource Development Corporation has indemnified the Company in connection with the Palmerton Superfund Site in which Georgetown Steel Corporation, GSTOC and MEI are involved. AmeriSteel Corporation, Nucor Corporation and Nucor Yamata Steel Company have indemnified the Company regarding the Stoller Chemical Superfund Site. Although the Company believes such indemnifications are adequate to cover these matters, if a matter is not fully covered by these indemnities, or if the indemnitor fails to provide indemnification, the Company may be responsible for such matters.

YEAR 2000

         The Company did not experience any significant malfunctions in its operating or business systems as a result of the date change to 2000. The Company is not aware of any significant Year 2000 issues or problems that may have arisen at its major customers, suppliers or other business partners. The Company will continue to monitor business systems to ensure that no interruption to operations occurs because of any Year 2000 issues. Through December 31, 1999, the cost incurred for Year 2000 compliance totaled $1.4 million.

TAX MATTERS

         Prior to 1997, the Company recorded deferred tax liabilities for U.S. income tax and foreign withholding tax on the entire amount of unremitted earnings of its foreign subsidiaries and joint ventures. Historically, the Company has repatriated only a portion of the earnings of its foreign subsidiaries and joint ventures. Therefore, beginning in 1997, the deferred tax liabilities have been adjusted so that U.S. income taxes and foreign withholding taxes are not provided on the portion of unremitted foreign earnings that is expected to be invested abroad indefinitely. The Company continues to provide for taxes on the portion of the unremitted foreign earnings that is expected to be repatriated. The Company would be required to record additional tax if it received foreign dividends or liquidation proceeds in excess of the amounts expected to be repatriated.

         The Company's federal income tax returns have included deductions for certain net operating losses ("NOLs"), which reduced its tax liabilities in 1995 and prior years. The Company has tax net operating loss carryforwards of $118.4 million as of December 31, 1999 which will be used to offset future taxable income. The Company's tax returns are currently under audit by the Internal Revenue Service ("IRS"). It is impossible to predict with certainty the outcome of any potential IRS examinations, and thus no assurance can be given that tax adjustments will not exceed reserves established by the Company.

RISK FACTORS AND OUTLOOK

         During 1999 and 1998, the Company's results have been negatively impacted by market conditions within the domestic steel industry. Distressed economic conditions in foreign markets, particularly in Asia, have resulted in record levels of low priced steel imports into the U.S. causing dramatic declines in selling prices industry-wide. In December 1998, the Company, along with other U.S. companies and the United Steelworkers of America, filed a petition with the U.S. International Trade Commission seeking action to limit wire rod imports that have caused serious harm to the industry. In February 2000, the U.S. President granted domestic wire rod producers some import protection in the form of a tariff rate quota which will go into effect in March 2000 and remain in place for three years. In the first year, wire rod imports in excess of 1.58 million tons will be subject to a tariff of 10%. The level of imports will be allowed to increase by 2 percent a year in the second and third years, while the tariff penalty will decrease by 2.5 percentage points a year.

         In February 2000, the Company, along with some competitors, announced wire rod price increases effective April 1, 2000. The Company believes these price increases and the recent legislative activity could have a positive impact on the domestic wire rod industry.

         As an intentional reaction to the market conditions discussed above, AIR produced at a level of approximately 40% of its design capacity during 1999 and 54% during 1998. Consequently, under existing market conditions, the Company is paying prices for DRI to AIR to cover the cash cost of production plus interest and capital requirements that exceed the current depressed market price for DRI and other scrap substitutes. Until market conditions improve, the Company may be exposed to continuing losses associated with AIR which could be material to the Company's financial performance. The financial statements reflect a reserve for potentially unrecoverable investments in certain joint ventures. See Note 6 of the Notes to Consolidated Financial Statements for additional information.

ITEM 7 A: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to various types of market risk in the ordinary course of business, including the impact of potential adverse changes in interest rates and foreign currency exchange rate fluctuations.

INTEREST RATE RISK

         The Company manages interest rate risks by maintaining certain ratios of fixed to variable rate debt. The Company does not currently use derivative financial instruments. At December 31, 1999, the Company had fixed rate long term debt of $247.0 million and variable rate borrowings of $96.6 million. Assuming a hypothetical adverse change in interest rates of 10%, the Company would incur an additional $.7 million in interest expense per year on variable rate borrowings.

FOREIGN CURRENCY RISK

         The Company is exposed to foreign currency translation risk as the local currency financial statements of its international operations are translated to U.S. dollars. As currency exchange rates fluctuate, such changes result in cumulative translation adjustments which are included in shareholder's equity in the Consolidated Balance Sheets. None of the components of the Company's consolidated financial statements was materially affected by exchange rate fluctuations in 1999, 1998, or 1997. The Company does not currently have any foreign currency forward contracts or foreign currency swap agreements.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index to Consolidated Financial Statements which appears on page 46 herein.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Directors of the Company and GSTOC are elected at their respective annual meetings of stockholders to serve during the ensuing year or until a successor is duly elected and qualified. Executive officers are elected annually by the respective Board of Directors to serve during the ensuing year or until a successor is duly elected and qualified. The Board of Directors of GST and GSTOC currently consist of four members each. Certain shareholders have entered into an agreement which, (i) allows the Government of Kuwait (the "GOK") to select two representatives to the Board of Directors of GSI, so long as certain securities issued in connection with the Georgetown acquisition are outstanding, and (ii) allows the holders of a majority of the shares held by the Bain Funds to select the remaining representatives to the Board of Directors of GSI so long as the Bain Funds and certain other persons own at least 60% of the common stock. See - "Security Ownership of Certain Beneficial Owners and Management" for additional information. The following table sets forth certain information with respect to the directors and executive officers of GST and GSTOC as of March 30, 2000.

Name                       Age      Position
----                       ---      --------

Mark G. Essig              42       Chairman, President, Chief Executive Officer
                                    and Director

Luis E. Leon               47       Executive Vice President, Chief Financial
                                    Officer, and Executive Vice President -
                                    Mining Products, Director

James F. Walsh             46       Executive Vice President - Steel Group

David M. Yarborough        49       Senior Vice President - Mining Products

David O. Shelley           50       Vice President and Controller

Richard Luzzi              48       Vice President - Human Resources

Ronald S. Mulhauser        64       Vice President - Purchasing and
                                    Transportation

George A. Goller           55       Vice President - Technology and Product
                                    Development

Timothy J. Dillon          42       Vice President - Commercial

Robert L. Bullard          48       Vice President - Process & Technology

Victor A. Carrion          54       Vice President - Grinding Media

Tobin Pospisil             38       Vice President - Strategic and Financial
                                    Planning

Linda-Marie Hubert         42       Treasurer

Roger R. Regelbrugge       69       Director

Paul B. Edgerley           44       Director

John J. O'Malley           52       Director

MARK G. ESSIG was appointed President and Chief Executive Officer effective January 1998 and Chairman in March 2000. Before joining GSI, Mr. Essig served in various capacities at AK Steel Corporation, headquartered in Middletown, Ohio. His positions included Vice President of Sales & Marketing and Executive Vice President. Prior to joining AK Steel in 1992, Mr. Essig served as Vice President of Finance & Administration, and later as Vice President and Chief Financial Officer for Washington Steel Corporation in Washington, Pennsylvania.

LUIS E. LEON has been Executive Vice President - Mining Products since January 2000. He was elected Executive Vice President & Chief Financial Officer and to the Board of Directors in May, 1999. He joined GS Industries in 1994 as Vice President, Chief Financial Officer and Treasurer. In 1995 he was elected Senior Vice President. Prior to joining GS Industries, he was Vice President and Chief Financial Officer for Wyman Gordon Company.

JAMES F. WALSH has been Executive Vice President - Steel Group since January 2000. He joined the company in March 1999 as Vice President - Engineering and Technology. Previously he held several positions at AK Steel Corp. in Middeltown, Ohio, including Vice President - Manufacturing, Vice President - Research & Engineering, and Vice President - Corporate Development. Before joining AK Steel in 1993 he held positions at U.S. Steel Corp.
and Qualimatrix, Inc.

DAVID M. YARBOROUGH has been Senior Vice President-Mining Products since February 1997. From October 1995 to February 1997, he served as Vice President - Corporate Development of GST and GSTOC. From August 1993 until October 1995, Mr. Yarborough provided project development services to Georgetown Steel as President of GeoCapital Corporation which he founded in 1992. Before that, Mr. Yarborough held various management positions in steel and industrial equipment concerns. Mr. Yarborough has resigned from the Company effective March 31, 2000.

DAVID O. SHELLEY has been Vice President and Controller of GSI since 1995. From 1985 to 1995, he served as Controller of Georgetown Industries, Inc. Mr. Shelley joined Georgetown Industries, Inc. in 1974 and held various financial positions prior to being named Controller. From 1970 to 1974, he served in various financial positions at Georgetown Steel Corporation.

RICHARD D. LUZZI, has been Vice President-Human Resources since July 1998. Prior to joining GSI, he served as Vice President Human Resources of Lukens, Inc. since 1993. Before that he spent 13 years in both domestic and international human resources positions at Rockwell International. He has also held human resource positions at Continental Can Company and ITT Continental Baking Company.

RONALD S. MULHAUSER joined the company in May 1998 as Vice President-Purchasing and Transportation. Before that he was Vice President-Purchasing and Transportation of AK Steel Corporation. Before joining AK Steel, he served as Chief Plant Metallurgist, Manager Raw Material Purchasing, and advanced to the position of Director Raw Material Planning, Procurement and Distribution for U.S. Steel.

GEORGE A. GOLLER was appointed to his position of Vice President-Technology & Product Development in 1995. He was a Vice President of GST since 1993. Before that, he was Director of Business Development for Armco Worldwide Grinding Systems, which was spun off to form GST. He joined AWGS in 1973.

TIMOTHY J. DILLON joined the company in July 1999 as Vice President-Commerical. He came to GS Industries after 13 years with Birmingham Steel Corporation, formerly American Steel and Wire Corporation, where he had served most recently as Vice President, Sales and Marketing for the company's SBQ Bar, Rod and Wire Division.

ROBERT L. BULLARD has been Vice President - Process & Technology since January 2000. Prior to that, he was Vice President and General Manager of Georgetown Steel Corporation since August 1996. From March 1993 through July 1996, Mr. Bullard was Vice President of Operations for Georgetown. He joined Georgetown in 1990 as Superintendent.

VICTOR A. CARRION has been Vice President - Grinding Media since February 2000. Before that, he served as Vice President of Latin American Grinding Media and prior to that, was Manager of Grinding Media Production at the Company's Mexican joint venture.

TOBIN POSPISIL was appointed to the position of Vice President - Strategic and Financial Planning in March 2000. He has previously held the positions of Director, Strategic and Financial Planning, Director, Financial Planning and Analysis, and Assistant Treasurer. He joined GSI in November 1990 as Manager, Forecasting and Planning.

LINDA MARIE HUBERT was appointed to the position of Treasurer in March 2000. Ms. Hubert joined GSI in July 1998 as Assistant Treasurer. Previously, Ms. Hubert held the position of Director of Treasury Operations and other various treasury management positions at Advantica.

ROGER R. REGELBRUGGE retired at the end of 1999 and currently serves as a director of the Company. He was Chairman of GSI from 1995 until March 2000. He also served as Chief Executive Officer until December 31, 1997. Previously, he served as Chairman and Chief Executive Officer of Georgetown Industries, having joined Georgetown in 1974. He was Chief Executive Officer of Georgetown Industries and its predecessor company since 1977. Mr. Regelbrugge is a director and member of the Policy and Planning Committee of the American Iron & Steel Institute, and a director of the Steel Manufacturers Association.

PAUL B. EDGERLEY has been a Director of GST since 1993 and served as Vice President and Director from 1993 to the present. He has been a Managing Director of Bain Capital, Inc. since 1993, and was a General Partner of Bain Capital Venture Partners from 1990 through 1993. Mr. Edgerly is also a Director of AMF Group, Inc., American Pad & Paper, Anthony Crane, Sealy, Midwest of Cannon Falls, and Walco International.

JOHN J. O'MALLEY has been a Director of GST and GSTOC since November 1993. He is a Managing Director of Audax Ventures and was previously an Executive Vice President of Bain Capital from 1997 to 1998. From 1991 to 1993, Mr. O'Malley was President and Chief Executive Officer of Robertson Ceco, an international construction products and engineering company. From 1986 to 1991, he was Executive Vice President of HMK Group Inc., a diversified manufacturing and services company. Mr. O'Malley is also a director of Physio-Control International Corporation and Wesley Jessen Vision Care, Inc., Large Scale Biology and Caroma Graphics.

ITEM 11: EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

         Set forth below is information for the fiscal years ended December 31, 1999, 1998 and 1997 with respect to compensation for services to the Company of the following individuals: (1) the Chief Executive Officer of GST and GSTOC, (2) the Chairman and Director of GST and GSTOC and (3) the four most highly compensated executive officers of GST and GSTOC (other than the Chief Executive Officer) during 1999.

                           SUMMARY COMPENSATION TABLE

                                                    ANNUAL COMPENSATION
                                         --------------------------------------------
                                                                                        LONG-TERM
                                                                   OTHER ANNUAL         COMPENSATION    ALL OTHER
NAME AND PRINCIPAL POSITION     YEAR    SALARY ($)    BONUS ($)    COMPENSATION($)(1)   OPTIONS(#)(2)   COMPENSATION($)(3)
------------------------------  ----    ----------    ---------    ------------------   -------------   ------------------

Mark G. Essig                   1999     $550,000     $    -0-          $20,301                              $336,217
    President, Chief            1998     $550,000     $450,000          $11,658                              $814,054
    Executive Officer and       1997                                                        450,000
    Director

Roger R. Regelbrugge            1999     $215,000     $    -0-          $32,005                               $33,709
    Chairman and Director (4)   1998     $650,000     $195,000          $26,727                               $34,397
                                1997     $650,000     $694,950          $ 9,754              25,000           $34,397

Luis E. Leon                    1999     $312,708     $    -0-          $29,415              75,000           $10,884
    Executive Vice President -  1998     $255,833     $ 51,167          $17,352                               $11,572
    Chief Financial Officer,    1997     $245,000     $174,628          $12,329              20,000           $11,498
    Executive Vice President -
    Mining Group and Director

James F. Walsh                  1999(5)  $192,500     $    -0-          $64,253             100,000          $117,544
    Executive Vice President-   1998
    Steel Group                 1997

David M. Yarborough             1999     $258,500     $ 89,440          $29,989                               $ 2,884
    Senior Vice President-      1998     $242,833     $ 48,567          $16,808                               $ 3,424
    Mining Products             1997     $227,500     $196,616          $56,155              20,000           $ 3,238

Richard D. Luzzi                1999     $190,000     $    -0-          $93,431                               $99,819
    Vice President              1998      $96,462     $ 14,469          $ 4,816              90,000           $ 1,359
    Human Resources             1997

-----------------------
(1) Other annual compensation reflects certain incidental perquisites and benefits.

(2) For additional information concerning the grant of options in 1999, see "-- Stock Options of GSI" below. Options shown are options to purchase common stock of GSI.

(3) All other compensation includes amounts for group term insurance. Other compensation paid to Mr. Essig in 1999 and 1998 also includes $333,334 in each year which is part of a $1,000,000 payment to be paid over a three year period in connection with his initial employment, a payment of $350,000 in 1998 which was a part of a bonus program at his prior employer which he forfeited by joining the Company and reimbursement of certain relocation expenses of $127,148 in 1998. The amount shown for 1999 for Mr. Luzzi includes reimbursement of certain relocation expenses of $97,655. Mr. Leon participates in a 401(k) plan with a Company match and contributions on his behalf for each of 1999, 1998 and 1997 were $4,800. Mr. Leon also participates in a profit sharing plan and contributions on his behalf for each of 1999, 1998 and 1997 were $3,200. Other compensation for Mr. Walsh in 1999 includes $100,000 in connection with his initial employment which is part of a $320,000 payment to be made over three years and $15,636 for relocation expenses.

(4) Mr. Regelbrugge retired as an officer of the Company on December 31, 1999 and remained Chairman until March 2000.

(5) Mr. Walsh joined the Company in March 1999. His 1999 compensation relates to amounts paid from his employment date, his annual salary is $240,000.

STOCK OPTIONS OF GSI

     The following table sets forth information regarding stock options in the common stock of GSI granted during the Company's fiscal year ended December 31, 1999.

                              OPTION GRANTS IN 1999

                                                                                                    POTENTIAL REALIZABLE
                                                                                                      VALUE AT ASSUMED
                                                    INDIVIDUAL GRANTS                                  ANNUAL RATES
                             ---------------------------------------------------------------          OF STOCK PRICE
                             NUMBER OF       PERCENT OF TOTAL                                        APPRECIATION FOR
                             SECURITIES      OPTIONS GRANTED      EXERCISE OR                         OPTION TERM (2)
                             UNDERLYING      TO EMPLOYEES IN      BASE PRICE      EXPIRATION      -----------------------
       NAME                  OPTIONS(#)(1)   FISCAL YEAR (%)      ($ PER SHARE)      DATE            5% ($)      10% ($)
-------------------------------------------------------------------------------------------------------------------------
Luis E. Leon                  75,000 (1)          26.50%            $7.00         5/13/09         $    -0-      $   -0-

James F. Walsh               100,000 (1)          35.34%            $7.00         3/25/09         $    -0-      $   -0-

--------------------
(1) Such options were granted on March 25, 1999 to Mr. Walsh and May 13, 1999 to Mr. Leon pursuant to a stock option agreement between GSI and the above named executives. The options vest and become exercisable at 5% per quarter beginning on March 31, 1999 for Mr. Walsh and June 30, 1999 for Mr. Leon.

(2) Represents the value of the options granted at the end of the option term if the market price of shares of common stock on the date of grant were to appreciate annually by 5% and 10%, respectively, based on the assumed fair market value of $0 per share as of the grant date.


         The following table sets forth information concerning outstanding options in the common stock of GSI held by Mr. Essig and the other named executives during the Company's fiscal year ended December 31, 1999. No executive officer exercised options during 1999.


        AGGREGATED OPTION EXERCISABLE IN 1999 AND YEAR-END OPTION VALUES

                                    NUMBER OF SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                                    UNEXERCISED OPTIONS AT                  IN-THE-MONEY OPTIONS AT
                                    DECEMBER 31, 1999 (#)                   DECEMBER 31, 1999 ($) (1)
                                    ---------------------------             ---------------------------
         NAME                       EXERCISABLE   UNEXERCISABLE             EXERCISABLE   UNEXERCISABLE
         ----                       -----------   -------------             -----------   -------------
Mark G. Essig                           180,000         270,000                   -              -
Roger R. Regelbrugge                    350,000           -                       -              -
Luis E. Leon                            171,250         103,750                   -              -
James F. Walsh                           20,000          80,000                   -              -
David Yarborough                        110,000          10,000                   -              -
Richard D. Luzzi                         27,000          63,000                   -              -

(1) Year end value is based on an assumed fair market value of $0 per share.

MR. ESSIG'S EMPLOYMENT ARRANGEMENTS

         Mr. Essig and GSI are parties to an Employment Agreement (the "Essig Agreement") pursuant to which Mr. Essig will serve as President and Chief Executive Officer of GSI, GST and GSTOC until the Essig Agreement is terminated by either Mr. Essig or GSI by giving sixty days prior written notice of termination or until Mr. Essig's death or his involuntary termination of employment with or without good reason (as defined). Under the Essig Agreement, Mr. Essig is entitled to receive (i) an annual base salary at the rate of $550,000, (ii) a signing bonus of $1,000,000 payable in three equal annual installments (two of which have been paid), provided, however, that the third installment will be due only if Mr. Essig's employment has not been terminated for cause by GSI or terminated without good reason by Mr. Essig, and (iii) an annual incentive bonus based on the Company achieving certain performance targets. The Essig Agreement prohibits Mr. Essig from engaging in certain competitive activities generally and from using or disclosing certain "confidential" or "proprietary" information during his term of employment and for a period of two years after the termination of his employment. Additionally, the Essig Agreement entitles Mr. Essig to certain other perquisites and benefits, including participation in all of the Company's benefit plans applicable to the Company's executive officers generally and the GSI SERP (as defined below). The GSI SERP will provide Mr. Essig with retirement benefits as described under Pension and Retirement Plans.

         In the event of Mr. Essig's termination of employment by GSI without "cause" or by Mr. Essig with "good reason", Mr. Essig is, in general, entitled to (a) a lump sum payment equal to twice the amount of his annual base salary then in effect, (b) an annual incentive bonus for the calendar year of the termination and for the ensuing calendar year payable when bonuses are paid to other employees under the annual incentive bonus plan, (c) continued vesting under the Essig Stock Option Agreement (as defined below) and under the GSI SERP for a period of two years, and (d) continuation of certain benefits and other contract rights; provided, however, if GSI gives Mr. Essig written notice on or before July 1, 200l, Mr. Essig's payments and other termination benefits will be modified in certain respects based upon his length of service at termination and the time periods of the competitive restrictions and prohibition against disclosure of "confidential" or "proprietary" information placed upon Mr. Essig following the termination of his employment will be decreased from two years to one year. Mr. Essig is also party to an Indemnification Agreement that is similar in content and scope to that provided to the other directors and officers of GSI.

         Mr. Essig has also entered into a stock option agreement (the "Essig Stock Option Agreement") with GSI pursuant to which he received options to purchase up to 450,000 shares of common stock of GSI at an exercise price of $7.00 per share. The options are non-qualified and become vested and exercisable at the rate of 5% on the last day of each calendar quarter, beginning with the quarter ending March 31, 1998, if Mr. Essig is employed by the Company as of such date, subject to the options becoming exercisable at an earlier date upon the occurrence of certain change of control transactions. Mr. Essig's options will expire on the earlier of December 31, 2007 or the date of the termination of Mr. Essig's employment with the Company for any reason other than death or disability (as defined); provided, however, that Mr. Essig will have until the tenth anniversary of the date of the Essig Stock Option Agreement to exercise the options with respect to vested options.

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

OTHER MANAGEMENT AGREEMENTS

         Mr. Leon has entered into a management agreement with the Company (the "Management Agreement") pursuant to which Mr. Leon acquired shares of GSI common stock and options to purchase common stock. The terms of the Management Agreement provides that (i) the GSI common stock held by Mr. Leon is subject to purchase by GSI and the Bain Funds, at their option, in the event the executive is no longer employed by the Company as of a stated date, (ii) if Mr. Leon's employment with the Company is terminated, the purchase price to GSI and the Bain Funds for Mr. Leon's shares of GSI common stock is either the original value or the fair market value thereof, depending on whether the termination was for "cause" or voluntary termination other than for "good reasons," and (iii) the purchase option held by GSI and the Bain Funds terminates upon the first to occur of (A) a sale of GSI, or (B) GSI becoming a reporting company under the Securities Exchange Act of 1934 as a result of the registration of its common equity securities thereunder and the Bain Funds and their affiliates collectively ceasing to own at least 50% of the aggregate number of shares of GSI common stock held by the Bain Funds as of August 17, 1995. In addition, the Management Agreement also provides for certain transfer restrictions with respect to the GSI common stock and options to purchase GSI common stock granted to Mr. Leon thereunder. The terms of the Management Agreement provides for certain restrictions on Mr. Leon's ability to compete with the Company following his termination of employment with the Company. The Management Agreement also provides that Mr. Leon is entitled to receive a payment equal to two years' base salary upon his termination of employment under certain circumstances prior to GSI's completing a sale of its equity securities pursuant to a registration statement filed under the Securities Act of 1933, and there are certain variations in Mr. Leon's option terms. For additional information, see "- Stock Options of GSI", "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions -- Certain Transactions."

         Mr. Yarborough entered into a stock option agreement with GSI as of October 5, 1995, that provides that (i) the options granted pursuant thereto vest at a rate of 20% each year for the five years following the date of the respective stock option agreement, and (ii) the purchase option held by GSI and Bain does not terminate if the executive remains employed with the Company as of a certain date, but instead terminates only upon the first to occur of (A) a sale of GSI, or (B) GSI becoming a reporting company under the Securities Exchange Act of 1934 as a result of the registration of its common equity securities thereunder and the Bain Funds and their affiliates collectively ceasing to own at least 50% of the aggregate number of shares of GSI common stock held by the Bain Funds as of the date of the stock option agreement.

         Mr. Walsh and Mr. Luzzi have each entered into a stock option agreement (the "Stock Option Agreement") with GSI whereby they received certain stock options in accordance with the GS Industries, Inc. 1997 Stock Option Plan (the "Stock Option Plan"). Pursuant to the terms of the Stock Option Agreement and Stock Option Plan, the options are non-qualified and become exercisable at the rate of 5% on the last day of each quarter beginning March 31, 1999 for Mr. Walsh and September 30, 1998 for Mr. Luzzi if the executive is employed by the Company on such date, subject to the options becoming exercisable at an earlier date upon the occurrence of certain change of control transactions. The Stock Option Plan further provides that (i) the shares of GSI common stock issuable pursuant to the options or issued pursuant thereto (the "Option Stock") are subject to purchase first, by GSI at its option, and if GSI does not exercise such option to purchase, then second, by the Bain Funds, at their option, in each case in the event the executive is no longer employed by the Company. The purchase price to GSI or the Bain Funds for the executive's Option Stock is either the original value or the fair market value thereof, depending on whether the termination was for "cause" or voluntary termination other than for "good reason", and (ii) the respective purchase options held by GSI and the Bain Funds terminate upon the first to occur of (A) a sale of GSI, or (B) GSI becoming a reporting company under the Securities Exchange Act of 1934 as a result of the registration of its common equity securities thereunder and the Bain Funds and their affiliates collectively ceasing to own at least 50% of the aggregate number of shares of GSI common stock held by the Bain Funds as of the date of the Stock Option Agreement. The Stock Option Agreement also provides for certain transfer restrictions with respect to the Option Stock.

         In accordance with the employment agreements with each of Messrs. Walsh, Yarborough and Luzzi, in the event their employment is terminated for any reason other than for cause, Messrs. Walsh, Yarborough and Luzzi will receive one year's salary and in addition, Mr. Yarborough's benefits will be continued for one year

         Messrs. Leon, Walsh, Yarborough, Luzzi, and other key executives are also parties to agreements which provide certain protections upon a change of control (the "Change of Control Agreements"). Such Change of Control Agreements are in lieu of other severance agreements and provide for cash compensation and continuation of fringe benefits for a period of two years following a Qualified Termination, as defined in such agreements.

PENSION AND RETIREMENT PLANS

         Messrs. Essig, Walsh, Yarborough and Luzzi are participants in the GSI Employees Pension Plan (the "GSI Pension Plan") and Mr. Essig also participants in the Non-Qualified Supplemental Retirement Plan of GS Industries, Inc. (the "GSI SERP"). The GSI SERP is an unfunded obligation of GSI.

         Mr. Leon does not participate in either the GSI Pension Plan or the GSI SERP but instead participates in the GST non-qualified Supplement Retirement Plan (the "GST SERP") which provides a retirement benefit equal to 25% of the participant's average annual compensation (last five years average base compensation, including bonuses) less any amounts payable under any other retirement plan maintained by GST. The GST SERP is an unfunded obligation of GST. Under the GST SERP, Mr. Leon will receive full benefits after attaining age 62 and the completion of five years of service. After completing five years of service and before attaining age 62, Mr. Leon may elect early retirement starting at age 55. The amount of such early retirement benefit shall be 25% of Mr. Leon's average annual compensation multiplied by the ratio of his years of service (and any fractions thereof) at his early retirement date over the lesser of his years of service at age 62 or 15 years of service. If benefit payments commence prior to age 62, the amount payable shall be the actuarial equivalent of the benefit that would be payable at age 62.

         The annual benefit for Messrs. Essig, Walsh, Yarborough and Luzzi under the GSI Pension Plan at normal retirement age (age 65) generally is equal to the sum of (1) one percent of the average of the five consecutive calendar years of Compensation (as defined below) that produce the highest average (the "Average Compensation") for each year of benefit service and (2) six-tenths of one percent of the Average Compensation in excess of the covered compensation (which is the average Social Security wage base) for each year of benefit service up to 35 years. For purposes of the GSI Pension Plan, "Compensation" consists of all remuneration paid to the employee for services rendered as reported on Form W-2 plus elective or salary reduction contributions to a cash deferred arrangement but excluding reimbursements or other expense allowances, fringe benefits, moving allowances and expenses, amounts designated by GSI as retirement-oriented non-qualified deferred compensation and welfare benefits. Compensation under the GSI Pension Plan may not, however, exceed the annual compensation limit imposed by the Internal Revenue Code (the "Code"), which was $160,000 for 1999. Benefits under the GSI Pension Plan currently are not offset by Social Security payments or any other amounts. The maximum annual benefit limit payable under the GSI Pension Plan for 1999 was $130,000.

         The annual benefit under the GSI SERP at normal retirement age (age 65) is equal to the sum of: (1) 2.5 percent of the Average Compensation for each year of benefit service up to 20, less (2) 2.5 percent of the annual primary Social Security benefit for each year of benefit service up to 20, less (3) the annual benefit payable under the GSI Pension Plan. The benefit payable to Mr. Essig under the GSI SERP; however, shall not exceed 75% of his highest annual base salary. As of December 31, 1999, Mr. Essig had two years of credited service under each plan. Mr. Essig's combined net annual benefit payable under these plans at December 31, 1999 would be $466,000.

         Mr. Regelbrugge retired effective December 31, 1999 and under the terms of his agreement elected to receive a lump sum payment under the GSI SERP in January 2000 of $1,474,010. Mr. Regelbrugge is also entitled to the continuation of certain medical benefits from the Company following his retirement.

         Messrs. Luzzi, Walsh and Yarborough participate in the GSI Pension Plan. At December 31, 1999, Messrs. Luzzi and Yarborough had two and four years of credited service, respectively. Mr. Walsh had not yet attained any credited service as of December 31, 1999.

         The following table shows the projected annual benefits payable for a single life annuity as of December 31, 1999 upon normal retirement age of 65 based on different levels of compensation and years of credited service under the GSI Pension Plan.

                                                  GSI PENSION PLAN TABLE*
                                                      YEARS OF SERVICE
                  -------------------------------------------------------------------------------------
COMPENSATION            5                 10               15               20                25
------------      ---------------   ---------------  ---------------  ---------------   ---------------

$   125,000              $ 9,010           $18,020          $27,030          $36,040           $45,050
    150,000               11,010            22,020           33,030           44,040            55,050
    175,000               11,490            22,980           34,470           45,960            57,450
    200,000               11,490            22,980           34,470           45,960            57,450
    300,000               11,490            22,980           34,470           45,960            57,450
    500,000               11,490            22,980           34,470           45,960            57,450

*Figures in this table do not reflect amounts payable under the GSI SERP.

         If employment were continued until normal retirement age of 65 at their 1999 rates of pay, Messrs. Luzzi, Walsh and Yarborough would receive yearly pensions of $41,500, $43,300 and $43,600 respectively, under the GSI Pension Plan.

         The following table shows the projected annual benefits payable for Mr. Leon under the GST SERP for a single life annuity as of December 31, 1999 upon retirement at the normal retirement age of 62 based on different levels of average annual compensation. As of December 31, 1999, Mr. Leon had 5 years of credited service under the GST SERP.

                                               GST SERP RETIREMENT TABLE
                                                   YEARS OF SERVICE
                 -------------------------------------------------------------------------------------
COMPENSATION           5                10                15               20               25
------------     ---------------  ----------------  ----------------  --------------  ----------------

    $125,000          $31,250           $31,250           $31,250         $31,250           $31,250
     150,000           37,500            37,500            37,500          37,500            37,500
     175,000           43,750            43,750            43,750          43,750            43,750
     200,000           50,000            50,000            50,000          50,000            50,000
     300,000           75,000            75,000            75,000          75,000            75,000
     400,000          100,000           100,000           100,000         100,000           100,000
     500,000          125,000           125,000           125,000         125,000           125,000

         If employment were continued until normal retirement age of 62 at his 1999 rate of compensation, Mr. Leon would receive a yearly pension of $94,000 under the GST SERP.

         Mr. Leon also participates in the GS Technologies, Inc. Retirement and Savings Plan. This plan has two components, a defined contribution profit sharing component under Section 401(a) of the Code and a cash or deferred arrangement that qualifies under Section 401(k) of the Code. Annual contributions for profit sharing are made at the rate of 2% of a participants' compensation to a maximum compensation level in 1999 of $160,000. The Company's contribution in 1999 for Mr. Leon under this plan was $3,200. The Section 401(k) portion of the plan allows for a tax-deferred contribution by the executive up to the maximum allowed by the Code ($10,000 in 1999). The executive may also make after-tax voluntary contributions. The Company will make a matching contribution in an amount equal to fifty percent of the contributions of the executive up to a maximum of 3% of the executive's base compensation, excluding bonuses and limited to $160,000 in 1999. The amount contributed on behalf of Mr. Leon in 1999 was $4,800.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 1999, compensation decisions for executive officers and directors of GST and GSTOC were made by GSI's Compensation Committee which consisted of Messrs. Regelbrugge, O'Malley, Abdullah Al-Gabandi and James E. Haas. There were no fees paid to the directors of GST or GSTOC during 1999.

         No executive officer employed by the Company serves or served on the compensation committee of another entity during 1999 and, except as described below, no executive officer of the Company serves or served as a director of another entity who has or had an executive officer serving on the Board of Directors of the Company.

         Mr. Edgerley is a managing director of Bain Capital, Inc. which is the management company for certain of the Bain Funds. Mr. Edgerley is also a limited partner of Bain Capital Partners IV, L.P., the general partner of certain of the Bain Funds. Bain Capital, Inc. received certain fees from the Company in 1995, 1996, 1997, 1998 and 1999 and, it is expected, will continue to receive such fees from GSI in 2000. See "Certain Relationships and Related Transactions".

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         All of the outstanding common stock of GSTOC is owned by GST and all of the outstanding common stock of GST is owned by GSI. The table below sets forth certain information regarding ownership of GSI's common stock (and thereby proportionate beneficial ownership of GST and GSTOC) as of March 30, 2000 by (i) each person or entity who beneficially owns five percent or more of the GSI common stock, (ii) each director of GST and GSTOC, (iii) each executive officer of GST and GSTOC included in the Summary Compensation Table above, and (iv) all current directors and executive officers of GST and GSTOC as a group. Except as otherwise indicated below, each of the persons named in the table has sole voting and investment power with respect to the securities beneficially owned by it or him as set forth opposite its or his name. There is no established public trading market for the GSI common stock.

                                                      NUMBER OF                 PERCENTAGE
                                                      SHARES OF                 OF SHARES OF
  NAME AND ADDRESS                                    COMMON STOCK              COMMON STOCK
  ----------------                                    ------------              ------------

  PRINCIPAL STOCKHOLDERS:

  Bain Funds (1)                                       11,741,917.93                 57.67%
  c/o Bain Capital, Inc.
  Two Copley Place
  Boston, Massachusetts 02116

  General Electric Capital Corporation ("GECC")         3,986,692.90                 19.58%
  190 South LaSalle Street
  Suite 2740
  Chicago, Illinois 60603

  Leggett & Platt, Incorporated                         1,993,346.45                  9.79%
  No. 1 Leggett Road
  Carthage, Missouri 64836

  Robert A. Cushman (3)                                 1,366,488.00                  6.71%
  64 Yorkshire Drive
  Wexford Plantation
  Hilton Head Island, SC 29928

  DIRECTORS AND EXECUTIVE OFFICERS:

  Mark G. Essig (2)                                       202,500.00                     *
  Roger R. Regelbrugge (2)                                350,000.00                  1.69%
  Luis E. Leon (2)                                        181,555.00                     *
  James F. Walsh (2)                                       25,000.00                     *
  David M. Yarborough (2)                                  97,200.00                     *
  Richard D. Luzzi (2)                                     31,500.00                     *
  Paul B. Edgerley (1)                                 11,741,917.93                 57.67%
  John J. O'Malley (1)                                     66,666.67                     *

  All current directors and executive
    officers as a group (16 persons) (1) (2)           13,346,353.54                 61.53%

-------------------

* Less than 1%

(1) Includes 5,132,861.12 shares of common stock held by Bain Capital Fund IV, L.P. ("Bain IV"), 5,874,068.04 shares of common stock held by Bain Capital Fund IV-B, L.P. ("Bain IV-B"), 468,835.44 shares of common stock held by BCIP Associates ("BCIP"), and 266,153.33 shares of common stock held by BCIP Trust Associates, L.P. ("BCIP Trust" and, collectively with Bain IV, Bain IV-B and BCIP, the "Bain Funds"). Mr. Edgerley is a director and executive officer of GSI and Mr. O'Malley is a director of GSI. Mr. Edgerley is a managing director of Bain Capital Investors, Inc., which is the general partner of Bain Capital Partners IV, L.P., which is the general partner of Bain Capital Fund IV, L.P. and Bain Capital Fund IV-B, L.P. Mr. Edgerley is a limited partner of Bain Capital Partners IV, L.P. Accordingly, Mr. Edgerley may be deemed to beneficially own shares owned by the Bain Funds, although Mr. Edgerley disclaims beneficial ownership of any such shares. Mr. O'Malley is a former Executive Vice President of Bain Capital.

(2) Includes the following shares of common stock that may be acquired by the person(s) indicated upon the exercise of outstanding stock options that are either currently exercisable or will become exercisable on or before March 31, 2000:

                  Mark G. Essig                202,500
                  Roger R. Regelbrugge         350,000
                  Luis E. Leon                 176,000
                  James F. Walsh                25,000
                  David M. Yarborough           97,200
                  Richard D. Luzzi              31,500

(3) Includes 93,750 shares held by the Cushman Trust, 18,750 shares held by Kathleen Cushman Slack, 18,750 shares by Richard Cushman, and 18,750 shares held by Halina Creveling McCoy.

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

         In connection with the Georgetown acquisition, GSI, GECC, Leggett & Platt, the Bain Funds, Mr. O'Malley, the GOK, which was then Georgetown's sole stockholder, and certain other stockholders of GSI entered into the Stockholders Agreement. The parties to the Stockholders Agreement have agreed to vote their GSI common stock and to take all other necessary actions (i) to allow the GOK to select two representatives to the Board of Directors of GSI, so long as the Seller Securities are outstanding, and (ii) to allow the holders of a majority of the shares held by the Bain Funds to select the remaining representatives to the Board of Directors, so long as the Bain Funds and certain other persons own at least 60% of the GSI common stock which they purchased in 1995. GECC and Leggett & Platt may not sell, transfer or otherwise dispose of any GSI common stock without the prior written consent of the Bain

Funds, except pursuant to certain participation rights, transfers among affiliates, a public sale or a sale of GSI. The holders of GSI common stock also have the right to participate in transfers of GSI common stock by the Bain Funds and certain other persons or GECC (other than to affiliates of each). The Bain Funds have a first offer right with respect to the transfer of GSI common stock by GECC. Such restrictions on transfer, participation rights and first offer rights terminate upon the earlier of the date on which such shares are transferred in a public sale, the consummation of a sale of GSI or the consummation of a public offering. The Stockholders Agreement grants to the parties thereto preemptive rights to purchase securities issued or sold by GSI. Such preemptive rights terminate upon the effectiveness of a registration statement filed by GSI with the Securities and Exchange Commission with respect to an offering of GSI common stock to the public. The Bain Funds, GECC, Leggett & Platt and certain other stockholders of GSI have also agreed that, so long as the Seller Securities are outstanding, they will not transfer any of the shares of GSI common stock, except for certain permitted transfers.

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

         The Company's Kansas City operations and Leggett & Platt are parties to a rod supply agreement pursuant to which Leggett & Platt has agreed to purchase from the Kansas City mini-mill a minimum amount of its annual wire rod requirements and the Kansas City mini-mill has agreed to supply up to a certain annual amount of wire rod. The agreement terminates on December 31, 2005. Leggett & Platt purchased $87.7 million of wire rod in 1999 representing 13% of the Company's total net sales.

         Bain Capital, Inc., the management company for certain of the Bain Funds, received from the Company an annual fee in 1999 for professional services rendered in the aggregate amount of $900,000. Bain Capital, Inc. is expected to continue to receive annual fees and expenses from the Company for professional services performed on an annual basis. Professional services rendered by Bain Capital, Inc. include management consulting, advisory services and support, negotiation and analysis of financing alternatives, acquisitions and dispositions and other services agreed upon by the Company and Bain Capital, Inc. The fees received for the professional services rendered are believed to be at least as favorable to the Company as those which could be negotiated with an unaffiliated third party.

DESCRIPTION OF INDEBTEDNESS

         CREDIT FACILITIES

         The Credit Facilities in effect during 1999 consisted of: (i) the Revolving Credit Facility of up to $120 million established by GSTOC and its subsidiaries and secured by accounts receivable, inventory and other current assets and (ii) a $50 million Term Loan Facility established by GSTOC and its subsidiaries and secured by the property, plant and equipment and other noncurrent assets of GSTOC and its subsidiaries (the "Credit Facilities")

         The Revolving Credit Facility was scheduled to mature on September 30, 2001. As of December 31, 1999, the Borrowing Base was $108.3 million. Outstanding borrowings under the Revolving Credit Facility bore interest at varying margins over the Base Rate or at varying margins over the London Interbank Offered Rate ("LIBOR"). Outstanding borrowings under the Term Loan Facility bore interest at fixed margins over either (i) the Base Rate or (ii) LIBOR.

         MEI FACILITIES

         In addition to the above Credit Facilities, MEI was party to a credit agreement during 1999 that provided an unsecured revolving credit facility (the "MEI Revolver") and an unsecured term loan facility (the "MEI Term Loan" and collectively with the MEI Revolver, the "MEI Facilities"). The MEI Revolver had a maximum availability of $9 million and was scheduled to mature on June 30, 2002. The MEI Revolver bore interest at varying margins over LIBOR, the domestic CD rate or at the Reference Rate, (as defined in the agreements). The MEI Term Loan was for $8 million and was scheduled to mature on December 31, 2003. The MEI Term Loan bore interest at varying margins over LIBOR, the domestic CD rate or at the Reference Rate. The MEI Facilities contained a negative pledge on all MEI assets.

         NEW CREDIT FACILITIES

         On March 13, 2000, GSTOC and its subsidiaries (including MEI) entered into new credit facilities with an unaffiliated financial institution (the "New Credit Facilities"), the proceeds of which were used to prepay the outstanding balances of the Credit Facilities and the MEI Facilities. The New Credit Facilities consist of: (i) a revolving credit facility of up to $120 million, including a $25 million subfacility for the issuance of letters of credit, secured by accounts receivable and inventory (the "New Revolving Credit Facility") and (ii) a $10 million term loan facility secured by property, plant and equipment and other noncurrent assets as permitted under the 12-1/4% Note and 12% Note (each as defined below) (the "New Term Loan Facility"). GSTOC expects to replace the New Term Loan Facility with a new five year $50 million term loan facility currently in process which is expected to close in the second quarter of 2000.

         The New Revolving Credit Facility will mature on March 10, 2005. As of March 13, 2000, the Borrowing Base under the New Revolving Credit Facility was $83.1 million. Outstanding borrowings under the New Revolving Credit Facility and the New Term Loan Facility bear interest at varying margins over the Prime Rate (as defined) or the Eurodollar Rate (as defined).

         THE SENIOR NOTES

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

         During 1999, GSTOC purchased in the open market $1.0 million of the 12 1/4% Senior Notes. In addition, GSI purchased in the open market $2.0 million of the 12 1/4% Senior Notes and subsequently contributed the purchased notes to GST. Therefore, as of December 31, 1999, the amount of outstanding principal on the 12 1/4% Senior Notes was $122 million.

         TERMS OF THE 12 1/4% NOTes. The 12-1/4% Notes are general, unsecured obligations of GSTOC, limited to $125 million aggregate principal amount. Payment of the 12-1/4% Notes is fully and unconditionally guaranteed by a guarantee of GST (the "12-1/4% Note Guarantee"). The 12-1/4% Notes bear interest at a rate equal to 12-1/4% per annum from October 5, 1995 or from the most recent Interest Payment Date to which interest has been paid or provided for, payable semi-annually on April 1 and October 1 of each year, commencing April 1, 1996. The 12-1/4% Notes rank pari passu with all existing and future unsecured and unsubordinated indebtedness of GSTOC, including the 12% Notes.

         OPTIONAL REDEMPTION. The 12 1/4% Notes are not redeemable prior to October 1, 2000. On or after such date, the 12-1/4% Notes will be subject to redemption, at the option of GSTOC, in whole or in part, at any time prior to maturity, at the following Redemption Prices (expressed as percentages of the principal amount) plus accrued interest up to but excluding the Redemption Date, if redeemed during the twelve-month period beginning October 1 of the years indicated:

         YEAR                                        REDEMPTION PRICE
         ----                                        ----------------

         2000................................................106.125%
         2001................................................104.083
         2002................................................102.042
         2003 and thereafter ................................100.000

         TERMS OF THE 12% NOTES. The 12% Notes are general, unsecured (as to GSTOC) obligations of GSTOC, limited to $125 million aggregate principal amount. Payment of the 12% Notes is fully and unconditionally guaranteed by a guarantee of GST (the "12% Note Guarantee" and collectively with the 12-1/4% Note Guarantee, the "Note Guarantees"). The 12% Notes bear interest at a rate equal to 12% per annum from August 30, 1994 or from the most recent Interest Payment Date to which interest has been paid or provided for, payable semi-annually on March 1 and September 1 of each year, commencing March 1, 1995. The 12% Notes will mature on September 1, 2004 and rank pari passu with all existing and future unsecured and unsubordinated indebtedness of GSTOC, including the 12-1/4% Notes.

OPTIONAL REDEMPTION. The 12% Notes are subject to redemption, at the option of GSTOC, in whole or in part, at any time prior to maturity at the following Redemption Prices (expressed as percentages of principal amount) plus accrued interest up to but excluding the Redemption Date, if redeemed during the twelve-month period beginning September 1 of the years indicated:

         YEAR                                     REDEMPTION PRICE
         ----                                     ----------------

         2000.................................................104%
         2001.................................................102
         2002 and thereafter .................................100

         CERTAIN COVENANTS. The 12-1/4% Note Indenture and the 12% Note Indenture contain certain customary covenants and defined events of default.

         NOTE GUARANTEES

         The 12-1/4% Note Guarantee and the 12% Note Guarantee by GST constitute the unconditional guarantee to each holder of a 12-1/4% Note and 12% Note, respectively, of the payment of the principal (and premium, if any) and interest on such Note when and as due and payable, whether at the stated maturity, by acceleration, call for redemption, purchase or otherwise. In the case of failure of GSTOC to make any such payment, GST will cause such payment to be made. There can be no assurance that GST will be able to make such payment.

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         The exhibits and other documents filed as a part of this Annual Report on Form 10-K, including those exhibits which are incorporated by reference herein, are:

(a)(1)   FINANCIAL STATEMENTS

The following financial statements are filed as part of this report:

                                                                                                          PAGE
                                                                                                          ----
Report of Independent Accountants .........................................................................F-1

Consolidated Statements of Earnings for the Years Ended
December 31, 1999, 1998 and 1997...........................................................................F-2

Consolidated Balance Sheets as of December 31, 1999
and 1998...................................................................................................F-3

Consolidated Statements of Cash Flows for the Years Ended
December 31 1999, 1998 and 1997............................................................................F-4

Consolidated Statements of Changes in Shareholder's Equity for
the Years Ended December 31, 1999, 1998 and 1997...........................................................F-5

Consolidated Statements of Comprehensive Income for the Years Ended
December 31, 1999, 1998 and 1997...........................................................................F-6

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

(a)(2)   FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statement schedules of the Company are included in this Annual Report on Form 10-K:

                                                                                                          PAGE
                                                                                                          ----
Report of Independent Accountants..........................................................................S-1

Schedule I Condensed Financial Information of the Parent Company...........................................S-2

Schedule II Valuation and Qualifying Accounts..............................................................S-6

(a)(3)   EXHIBITS

         Exhibits required in connection with this Annual Report on Form 10-K are listed below. Certain of such exhibits, which have heretofore been filed with the Commission and which are designated by reference to their exhibit numbers in prior filings, are incorporated herein as exhibits by such reference and made a part hereof.

(b) No reports on Form 8-K were filed during the year ended December 31, 1999.

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

     4.7 Amendment No. 1, dated July 8, 1996, to Loan Agreement dated October 5, 1995 among GSTOC, GECC and the Lenders named therein (7)

     4.8 Amendment No. 2, dated December 20, 1996, to Loan Agreement dated October 5, 1995 among GSTOC, GECC and the Lenders named therein (7)

     10.1 Second Amended and Restated Stockholders Agreement dated as of October 5, 1995 by and among GSI, GECC, Leggett & Platt and each of the Persons listed on Schedule I attached thereto (4)

     10.2 Second Amended and Restated Registration Rights Agreement dated as of October 5, 1995 by and among GSI, Leggett & Platt, GECC and the Persons listed on Schedule A and Schedule B attached thereto (4)

     10.3 GS Technologies Non-Qualified Deferred Compensation Plan dated November 11, 1993 (1)

     10.4         GS Technologies Pension Plan (1)

     10.5         GS Technologies Retirement and Savings Plan (1)

     10.6 Rod Supply Agreement dated November 12, 1993, as amended on August 2, 1994, between GST and Leggett & Platt (confidential treatment has been requested for certain portions of this agreement) (1)

     10.7         Form of Stock Option Agreement (1)

     10.8         Form of GS Technologies Excess Retirement Plan (1)

     10.9         Form of GS Technologies Supplemental Retirement Plan (1)

     10.10        Partnership Agreement relating to MolyCop Canada (1)

     10.11 Form of Amended and Restated Management Agreement dated as of August 17, 1995 among GSI, GST and Messrs. Leon and Concha (4)

     10.12 Transfer Restriction Agreement dated as of October 5, 1995 by and among GSI and stockholders thereof (4)

     10.13 Investor Stock Purchase Agreement dated as of October 5, 1995 among GSI, GSTOC, Bain Funds, GECC, Leggett & Platt, Randolph Street Partners and James Haas (4)

     10.14 Executive Stock Purchase Agreement dated as of October 5, 1995 among GSI, GST and the Persons named on the schedule attached thereto (4)

     10.15 Executive Stock Purchase Agreement dated as of October 5, 1995 among GSI, GST and Messrs. Wieland, Leon, Burnsworth and Shelley (4)

     10.16 Amended and Restated Employment Agreement dated October 5, 1995 between GSI and Roger R. Regelbrugge (4)

     10.17 Stock Option Agreement dated October 5, 1995 between GSI and Roger R. Regelbrugge (4)

     10.18        Agreement dated January 19, 1994 between Georgetown and Roger
                  R. Regelbrugge (4)

     10.19 Amended and Restated Pension Plan and Trust of Georgetown dated as of May 1, 1993, as amended through October 5, 1995
                  (4)

     10.20 Management Services Agreement dated as of October 5, 1995 among GSI, GST, GSTOC and certain subsidiaries named therein
                  (3)

     10.21 Amended and Restated Management Services Agreement dated as of August 14, 1996 among GSI, GST and GSTOC and certain subsidiaries named therein (7)

     10.22 Tax Sharing Agreement dated as of October 5, 1995 among GSI, GST, GSTOC and certain subsidiaries named therein (3)

     10.23 Amendment dated April 28, 1997 to Employment Agreement date of October 5, 1995 between GSI and Roger R. Regelbrugge (6)

     10.24 Amendment dated July 31, 1997 to Stock Option Agreement dated October 5, 1995 between GSI and Roger R. Regelbrugge (6)

     10.25        1997 Stock Option Plan (8)

     10.26        Essig Employment Agreement dated December 11, 1997 (8)

     10.27        Essig Stock Option Agreement dated December 11, 1997 (8)

     10.28 Form of Change of Control Agreement between GSI and each of Messrs. Essig, Yarborough and Leon dated December 11, 1997, Mr. Walsh dated March 25, 1999 and Mr. Luzzi dated June 29, 1999.(8)

     10.29 Amendment No. 3, dated March 18, 1997, to Loan Agreement dated October 5, 1995 among GSTOC, GECC and the Lenders named therein(9)

     10.30 Amendment No. 4, dated as of December 1, 1997, to Loan Agreement dated October 5, 1995 among GSTOC, GECC and the Lenders named therein(9)

     10.31 Amendment No. 5, dated September 30, 1998, to Loan Agreement dated October 5, 1995 among GSTOC, GECC, and the Lenders named therein(9)

     10.32 Credit Agreement dated as of March 13, 2000 among GSTOC, Georgetown, ME International, Inc. and ME West Castings, Inc., the financial institutions party thereto, as Lenders, and CIT Group, as agent.

     10.33        GST Guaranty dated March 13, 2000

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

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-80618).

(2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-95278).

(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 33-80618).

(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 33-80618).

(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (File No. 33-80618).

(6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 33-80618).

(7) Incorporated by reference to the Registrant's Annual Report on Form 10-K for year ended December 31, 1996 (File No. 33-80618).

(8) Incorporated by reference to the Registrant's Annual Report on Form 10-K for year ended December 31, 1997 (File No. 33-80618).

(9) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 33-80618).

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                      Page
                                                                                                      ----
         Report of Independent Accountants.............................................................F-1

         Consolidated Statements of Earnings for the Years Ended
         December 31, 1999, 1998 and 1997..............................................................F-2

         Consolidated Balance Sheets as of December 31, 1999
         and 1998......................................................................................F-3


         Consolidated Statements of Cash Flows for the Years Ended December 31,
         1999, 1998 and 1997...........................................................................F-4

         Consolidated Statements of Changes in Shareholder's Equity
         for the Years Ended December 31, 1999, 1998 and 1997..........................................F-5

         Consolidated Statements of Comprehensive Income for the Years
         Ended December 31, 1999, 1998 and 1997........................................................F-6

         Notes to Consolidated Financial Statements....................................................F-7


INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

                                                                                                      Page
                                                                                                      ----
         Report of Independent Accountants.............................................................S-1

         Schedule I Condensed Financial Information of the Parent Company..............................S-2

         Schedule II Valuation and Qualifying Accounts.................................................S-6

                        REPORT OF INDEPENDENT ACCOUNTANTS


To The Board of Directors and
  Shareholder of GS Technologies Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of comprehensive income, of changes in shareholder's equity and of cash flows present fairly, in all material respects, the financial position of GS Technologies Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP



Charlotte, North Carolina
February 18, 2000 except for
Note 19 for which the date is
March 13, 2000

                           GS TECHNOLOGIES CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS
                             (Dollars in thousands)

                                                                       Years Ended December 31,
                                                              -----------------------------------------

                                                                 1999            1998            1997
                                                              ---------       ---------       ---------
Net sales                                                     $ 588,578       $ 641,170       $ 629,927
Net sales - related party (Note 15)                              87,664          97,233          83,239
                                                              ---------       ---------       ---------
                                                                676,242         738,403         713,166
                                                              ---------       ---------       ---------
Operating costs and expenses:
   Cost of products sold                                        599,277         671,225         613,552
   Selling, general and administrative expenses                  39,882          35,764          35,896
   Depreciation and amortization                                 27,440          26,497          25,771
                                                              ---------       ---------       ---------
                                                                666,599         733,486         675,219
                                                              ---------       ---------       ---------

Operating income                                                  9,643           4,917          37,947

Other income (expense):
   Interest income                                                  470             610             976
   Interest expense                                             (38,673)        (38,820)        (38,852)
   Equity in income (loss) of joint ventures (Note 6)           (22,727)         (1,815)          6,195
   Fees from joint ventures (Note 6)                              2,700           3,541           2,743
   Other, net (Note 3)                                            1,613           7,123             909
                                                              ---------       ---------       ---------
                                                                (56,617)        (29,361)        (28,029)
Earnings (loss) from continuing operations before income
taxes                                                           (46,974)        (24,444)          9,918

Income tax provision (Notes 2 and 12)                            (6,051)         (1,190)         (5,134)
                                                              ---------       ---------       ---------


Earnings (loss) from continuing operations                      (53,025)        (25,634)          4,784

Discontinued operations (Note 3):
   Income from operations, net of taxes                             440             283           3,065
   Loss on disposal, net of taxes                                    --              --         (23,965)
                                                              ---------       ---------       ---------


Net loss                                                      $ (52,585)      $ (25,351)      $ (16,116)
                                                              =========       =========       =========


       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                           GS TECHNOLOGIES CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)

                                                                          December 31,    December 31,
                                                                              1999            1998
                                                                           ---------       ---------
ASSETS
Current assets:
   Cash and cash equivalents                                               $   3,937       $  10,664
   Receivables, net of allowance of $1,740 in 1999 and $1,893 in 1998         86,924          74,432
   Receivables from related parties (Note 6 and 15)                            6,301           5,939
                                                                           ---------       ---------
     Total receivables                                                        93,225          80,371
                                                                           ---------       ---------
   Inventories (Note 4)                                                      111,181         119,560
   Prepaid expenses and other current assets                                   7,343           6,621
   Taxes recoverable from parent (Note 12)                                        --           9,297
   Income taxes receivable (Note 12)                                              --           3,474
   Deferred income taxes (Note 12)                                             5,691           6,422
                                                                           ---------       ---------
     Total current assets                                                    221,377         236,409

Investments in joint ventures (Note 6)                                        14,919          38,590
Property, plant and equipment, net (Note 7)                                  234,168         240,000
Net acquisition premium (Note 2)                                              40,652          41,792
Net assets of discontinued operations (Note 3)                                53,473          59,616
Other assets (Note 2)                                                         14,094          19,879
                                                                           ---------       ---------
     Total assets                                                          $ 578,683       $ 636,286
                                                                           =========       =========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
   Notes payable (Note 10)                                                 $   5,882       $   8,568
   Current portion of long-term debt (Note 10)                                 1,034             518
   Payables and accrued liabilities (Note 8)                                 132,953         127,813
   Income taxes payable (Notes 2 and 12)                                       2,859              --
   Payables to related parties (Note 6)                                        4,706           8,161
                                                                           ---------       ---------
     Total current liabilities                                               147,434         145,060

Long-term debt (Note 10)                                                     342,568         336,241
Loans from parent (Note 15)                                                       --           4,900
Post retirement benefit obligations other than pensions (Note 11)             29,995          28,231
Deferred income taxes (Note 12)                                               14,427          20,999
Other long-term liabilities                                                   22,649          31,959
Commitments and contingencies (Note 16)
                                                                           ---------       ---------
     Total liabilities                                                       557,073         567,390
                                                                           ---------       ---------

Shareholder's equity (Note 14):
   Common stock, $.01 par value, 1,000 shares authorized, 100 shares
      issued and outstanding at December 31, 1999 and 1998                         1               1
   Additional paid in capital                                                139,072         132,716
   Accumulated deficit                                                      (111,781)        (59,196)
   Accumulated other comprehensive loss                                       (5,682)         (4,625)
                                                                           ---------       ---------
     Total shareholder's equity                                               21,610          68,896
                                                                           ---------       ---------
     Total liabilities and shareholder's equity                            $ 578,683       $ 636,286
                                                                           =========       =========


       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                           GS TECHNOLOGIES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                       Years Ended December 31,
                                                              -----------------------------------------

                                                                 1999            1998            1997
                                                              ---------       ---------       ---------
OPERATING ACTIVITIES:
Net (loss)                                                    $ (52,585)      $ (25,351)      $ (16,116)
Adjustments to reconcile net loss to
   net cash provided by operating activities:
    Depreciation and amortization                                27,440          26,497          25,771
    (Gain) loss on divestitures                                      --          (6,320)         23,965
    Gain on repurchase of long term debt (Note 15)               (1,460)             --              --
    Deferred income taxes                                        (4,326)          8,052          (9,321)
    Equity in (income) loss of joint ventures                    22,727           1,815          (6,195)
    Dividends from joint ventures                                   782           6,526           3,640
    Post retirement benefit obligations accrued in
       excess of cash paid                                        1,764           1,383           1,055
    Changes in operating assets and liabilities:
       Receivables                                              (11,869)         14,620          10,480
       Inventories                                                6,662           4,394          (7,236)
       Payables and accrued liabilities                           3,957          (2,150)         (7,319)
       Income taxes                                               6,426         (14,130)          7,638
       Income taxes recoverable from parent                       9,297          (9,297)             --
       Other                                                     (2,812)          8,984           1,910
                                                              ---------       ---------       ---------
    Net cash provided by operating activities of
      continuing operations                                       6,003          15,023          28,272
    Operating cash flow from discontinued operations              8,484           6,803         (11,430)
                                                              ---------       ---------       ---------
      Net cash provided by operating activities                  14,487          21,826          16,842
                                                              ---------       ---------       ---------

INVESTING ACTIVITIES:
    Capital expenditures                                        (21,899)        (21,643)        (21,909)
    Proceeds from divestitures                                       --          11,423          55,998
    Investment in joint ventures                                 (3,750)         (6,538)         (9,049)
                                                              ---------       ---------       ---------
    Net cash provided by (used in) investing
        activities of continuing operations                     (25,649)        (16,758)         25,040
    Investing cash flow from discontinued operations             (2,342)           (437)         (3,203)
                                                              ---------       ---------       ---------
     Net cash provided by (used in) investing activities        (27,991)        (17,195)         21,837
                                                              ---------       ---------       ---------

FINANCING ACTIVITIES:
    Borrowings under revolving credit facility                  186,483         218,245         200,339
    Repayments on revolving credit facility                    (176,092)       (216,374)       (234,994)
    Repayments of long-term debt                                 (2,040)           (500)           (500)
    Payments on notes payable, net                               (2,243)         (2,327)         (4,923)
    Borrowings from parent                                           --           4,900              --
    Contribution from parent                                      1,456             550              --
                                                              ---------       ---------       ---------
      Net cash provided by (used in) financing
        activities                                                7,564           4,494         (40,078)
                                                              ---------       ---------       ---------

Effect of exchange rate changes on cash                            (787)         (1,823)         (2,986)
                                                              ---------       ---------       ---------
Net increase (decrease) in cash and cash equivalents             (6,727)          7,302          (4,385)

CASH AND CASH EQUIVALENTS:
    Beginning of period                                          10,664           3,362           7,747
                                                              ---------       ---------       ---------
    End of period                                             $   3,937       $  10,664       $   3,362
                                                              =========       =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for interest                  $  39,018       $  40,111       $  39,057
    Cash paid during the period for taxes                     $   6,332       $   4,335       $   6,613
    Non-cash financing activities:
       Contribution of note payable from parent               $   4,900       $      --       $      --


       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                           GS TECHNOLOGIES CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                             (Dollars in thousands)


                                                                                    Accumulated
                                     Common Stock         Additional                   Other          Total
                                  ---------------------    Paid in     Accumulated  Comprehensive   Shareholders
                                  Shares         Amount    Capital       Deficit        Loss          Equity
                                  ------         ------   ----------   -----------  -------------   ------------
Balance at
   December 31, 1996                   100      $    1    $ 132,166   $   (17,729)  $   (1,677)     $ 112,761
                                  ----------  ---------- ----------- -------------  ------------    -----------
   Net loss                                                               (16,116)                    (16,116)
   Foreign currency
     translation adjustments                                                            (1,484)        (1,484)
                                  ----------  ---------- ----------- -------------  ------------    -----------
Balance at
   December 31, 1997                   100           1      132,166       (33,845)      (3,161)        95,161
                                  ----------  ---------- ----------- -------------  ------------    -----------
   Contribution from parent                                     550                                       550
   Net loss                                                               (25,351)                    (25,351)
   Foreign currency
     translation adjustments                                                            (1,464)        (1,464)
                                  ----------  ---------- ----------- -------------  ------------    -----------
Balance at
   December 31, 1998                   100           1      132,716       (59,196)      (4,625)        68,896
                                  ----------  ---------- ----------- -------------  ------------    -----------
   Contributions from parent                                  6,356                                     6,356
   Net loss                                                               (52,585)                    (52,585)
   Foreign currency
     translation adjustments                                                            (1,057)        (1,057)
                                  ----------  ---------- ----------- -------------  ------------    -----------
Balance at
   December 31, 1999                   100    $      1   $  139,072  $   (111,781)  $   (5,682)     $  21,610
                                   =========  ========== =========== =============  ============    ===========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           GS TECHNOLOGIES CORPORATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)


                                                         Years Ended December 31,
                                               ------------------------------------------

                                                   1999             1998           1997
                                               ----------       ----------     ----------
Net loss                                       $  (52,585)      $  (25,351)    $  (16,116)

Other comprehensive loss:
     Foreign currency translation adjustments      (1,057) (1)      (1,464)        (1,484)
                                               ----------       ----------     ----------

         Other comprehensive loss                  (1,057)          (1,464)        (1,484)


Comprehensive loss                             $  (53,642)      $  (26,815)    $  (17,600)
                                               ==========       ==========     ==========



(1)  Total foreign currency translation adjustments      $      ($1,754)
     Less:  amount included in net loss                             697
                                                         -----------------

     Net foreign currency translation adjustments        $       (1,057)
                                                         =================


        The accompanying Notes to Consolidated Financial Statements are a
                       integral part of these statements.

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, unless otherwise noted)

1.   BUSINESS AND ORGANIZATION

Business

GS Technologies Corporation (the "Company" or "GST") is a leading producer of high carbon and special grade wire rod, grinding media, mill liners and steel billets.

In the automotive industry, wire rod is used in many applications, including tire cord, tire bead, hose wire, springs, shock absorbers, brake pads and fasteners. Consumer end-uses include upholstery springs, steel wool, coathangers and fish hooks. General industrial uses include screws and bolts, ball bearings, cutting wire, baling wire and wire rope.

Wire rod is used in the construction industry in the production of prestressed concrete strand and galvanized guy strand, which are used in parking garages, cable-stay bridges, railroad cross ties, guywires for pole and tower support, messenger cable for carrying telephone and cable TV wire, traffic signal support wires, cross bracing used in metal buildings, and highway barrier strand.

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

Organization

The Company is a wholly-owned subsidiary of GS Industries, Inc. ("GSI") and has fully and unconditionally guaranteed senior notes of $247 million as of December 31, 1999, which were issued by the Company's wholly-owned subsidiary, GS Technologies Operating Co., Inc. ("GSTOC"). The Company was incorporated in 1993 to affect the acquisition of certain operations of Armco, Inc. ("Armco"), and, in October 1995 acquired Georgetown Industries, Inc.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following summarizes the significant policies applied in the preparation of the accompanying financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of all majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in unconsolidated affiliates in which the Company has a 20% or more ownership position are accounted for using the equity method of accounting. Reserves are provided where management anticipates that the investment is not recoverable.

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

Revenue Recognition

Sales and related cost of products sold are primarily recognized upon shipment of products to customers.

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, unless otherwise noted)

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and short term investments purchased with a maturity of three months or less.

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

Inventories

Substantially all inventories are valued at the lower of FIFO (first-in, first-out) and/or average cost or market.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Maintenance and repairs are expensed in the year incurred. Expenditures which result in betterments or extensions of the useful lives of assets are capitalized and depreciated over the remaining lives of such assets. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, as follows:

                  Machinery and equipment              3-20
                  Buildings and improvements           4-30

Assets under capital leases are amortized over the life of the lease. For leasehold improvements, the estimated useful life is the lesser of the asset life or the lease term.

Acquisition Premium and Other Assets

The net acquisition premium represents the excess of the purchase price over fair value of net assets acquired and is being amortized on a straight-line basis over forty years. At December 31, 1999 and 1998, accumulated amortization was $4.9 million and $3.8 million, respectively.

Other assets include unamortized debt issuance costs of $7.4 million and $9.0 million at December 31, 1999 and 1998, respectively, which are being amortized over the lives of the corresponding debt agreements. Amortization of these costs aggregated $1.6 million for each of the years ended December 31, 1999, 1998 and 1997, and is included in interest expense.

Asset Impairment

The Company monitors conditions that may affect the carrying value of its long lived assets. When events or changes in circumstances indicate that the carrying value of a long lived asset may not be recoverable, the Company will undertake necessary market studies and re-evaluate projected future cash flows associated with the asset. To the extent projected undiscounted cash flows are less than the carrying value of the asset, the impaired asset is written down to its estimated fair value.

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, unless otherwise noted)

Income Taxes

The Company is included in the GSI consolidated U.S. federal income tax return and is party to a tax sharing agreement with GSI. The tax sharing agreement provides, among other things that the expense or benefit for U.S. federal and combined state income taxes for financial reporting purposes is calculated as though the Company were filing separate U.S. federal and combined state income tax returns. Payments by the Company to GSI are made at such times as they would have been made to the federal and state governments had the Company been filing separate tax returns. Non-combined state and foreign taxes are recorded and paid directly to the appropriate governmental agencies.

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

The Company provides U.S. federal income tax and foreign withholding tax liabilities on the portion of the unremitted earnings of foreign subsidiaries and joint ventures that is expected to be repatriated. Receipt of foreign dividends or liquidation proceeds in excess of the anticipated repatriation amount would be subject to additional U.S. income tax and foreign withholding tax.

Environmental Expenditures

The Company's environmental expenditures are expensed or capitalized, depending upon their future economic benefit. Expenditures that increase the value of the property and which prevent future environmental contamination are capitalized. Expenditures which return a property to its condition at the time of acquisition are expensed as incurred. Environmental liabilities are recorded when it is probable that an obligation has been incurred and the amount can be reasonably estimated.

Foreign Currency Translation

The financial statements of the Company's foreign subsidiaries are prepared in their respective local currencies and translated into U.S. dollars at year-end exchange rates for assets and liabilities and at an average rate of exchange in effect during the period for income and expenses. Translation adjustments are reported in shareholder's equity under the caption accumulated other comprehensive loss in the Consolidated Balance Sheets. Transaction gains and losses included in net loss were not material in 1999, 1998 or 1997.

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

New Accounting Standard

In June, 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended by Statement No. 137, Accounting for Derivative Instruments and Hedging Activities, Deferral of the Effective Date of FASB Statement No. 133). This statement requires that derivative financial instruments be recorded in the balance sheet as either an asset or liability at fair value.

Changes in the fair value of derivatives that are not hedges must be recognized in earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.

The statement becomes effective for fiscal years beginning after June 15, 2000. The Company has not yet determined what the impact of adopting this statement will be on its consolidated financial statements and has not yet determined the timing or method of adoption, but does not expect it will have a material effect.

3.       DIVESTITURES

In November 1999, GSTOC entered into a stock purchase agreement for the sale of the common stock of its subsidiary, Florida Wire and Cable, Inc. ("FWC"). The sale was completed in January 2000 for $68.5 million in cash, subject to a price adjustment based on the closing balance sheet. The disposition of the wire products business represents the disposal of a segment of a business under APB No. 30. Accordingly, the Consolidated Statements of Earnings, Balance Sheets and Statements of Cash Flows have been restated to reflect the operations of FWC as a discontinued operation. Net sales of the discontinued operation were $98.1 million , $93.4 million , and $96.6 million in 1999, 1998 and 1997, respectively.

The Company has a signed letter of intent for the sale of the stock of its Italian subsidiary GST Europa SpA. This operation manufactures cast grinding balls which the Company considers to be a non-strategic business as these products are not used in the mining industry. The sale is expected to be completed in the first half of 2000. During 1999, the Company recorded a $1.0 million reserve for an estimated loss on the sale which is included in Other income (expense) in the Consolidated Statement of Earnings.

In June 1998, the Company completed the sale of its wholly-owned Peruvian subsidiary, Tubos y Alcantarillas S.A., for $9.5 million, resulting in a pre-tax gain of $5.2 million. Also in June 1998, the Company sold an idle plant in Cividale, Italy for $1.9 million, resulting in a pre-tax gain of $1.1 million. Both of these gains are reported in Other income (expense) in the Consolidated Statement of Earnings.

In May 1997, the Company sold Georgetown Wire Company, Inc. and Tree Island Industries, Ltd. (the "West Coast Wire Business") for approximately $56.0 million, resulting in a loss of $23.9 million, net of taxes. Accordingly, the results of operations, net assets and cash flows of this business have been classified as discontinued operations for 1997. The Company recorded a net tax benefit of $17.1 million on the transaction; of this amount, $15.4 million was recorded in 1997 as a deferred tax asset in connection with finalizing the purchase accounting. The remaining tax benefit of $1.7 million was netted against the loss from discontinued operations. The loss on discontinued operations contributed to an overall net operating loss for U.S. tax purposes in 1997. In 1998, a portion of the net operating loss generated in 1997 was carried back to earlier tax years resulting in a refund of taxes previously paid.

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, unless otherwise noted)

4.       INVENTORIES

Inventories consist of the following:

                                                    December 31,       December 31,
                                                        1999               1998
                                                  -----------------  ------------------
             Finished and semi-finished           $       57,841     $       65,496
             Raw materials, supplies and other            53,340             54,064
                                                  -----------------  ------------------
                  Total                           $      111,181     $      119,560
                                                  =================  ==================


5.       SUMMARIZED FINANCIAL INFORMATION OF GSTOC

The 12% and 12 1/4% Senior Notes (See Note 10) were issued by GSTOC and are unconditionally guaranteed by the Company. Pursuant to Securities and Exchange Commission disclosure requirements, summarized financial information for GSTOC is provided below.

                                      December 31,    December 31,
                                          1999            1998
                                       ---------       --------
Current assets                         $ 160,486       $167,345
Noncurrent assets                        308,281        336,031
                                       ---------       --------
     Total assets                      $ 468,767       $503,376
                                       =========       ========

Current liabilities                    $ 108,604       $ 98,909
Noncurrent liabilities                   383,034        381,263
                                       ---------       --------
     Total liabilities                   491,638        480,172
                                       ---------       --------

Shareholder's equity (deficit)           (22,871)        23,204
                                       ---------       --------
     Total liabilities and equity      $ 468,767       $503,376
                                       =========       ========

                                                                Year Ended December 31,
                                                       -----------------------------------------

                                                          1999            1998             1997
                                                       ---------       ---------       ---------
Net sales                                              $ 498,503       $ 549,362       $ 521,858
Cost of products sold                                    467,387         529,621         467,069
Selling, general & administrative expenses                21,473          17,326          15,775
Depreciation and amortization                             22,905          22,391          21,945
                                                       ---------       ---------       ---------
     Operating income (loss)                             (13,262)        (19,976)         17,069
Interest expense                                         (37,378)        (37,452)        (36,229)
Equity in loss of joint venture                          (14,912)         (3,850)             --
Fees from affiliates                                       4,072           4,325           3,636
Interest income and other, net                               593            (243)            315
                                                       ---------       ---------       ---------
Loss from continuing operations before income tax
                                                         (60,887)        (57,196)        (15,209)
Income tax benefit                                         2,472           1,452           5,300
                                                       ---------       ---------       ---------
Loss from continuing operations                          (58,415)        (55,744)         (9,909)
Discontinued operations:
   Income from operations, net of taxes                      440             283           3,065
   Loss on disposal, net of taxes                             --              --         (23,965)
                                                       ---------       ---------       ---------
Net loss                                               $ (57,975)      $ (55,461)      $ (30,809)
                                                       =========       =========       =========

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, unless otherwise noted)

6.       INVESTMENTS IN JOINT VENTURES

Investment balances in joint ventures, partnerships, and companies in which there is a 20% or more interest, but not control is accounted for using the equity method and are as follows:

                                                                      Investment Amount
                                                            ---------------------------------------
                                              Percent          December 31,        December 31,
                                             Ownership             1999               1998
                                           --------------   ------------------- -------------------
   Donhad Pty. Ltd (Australia)                 40.0%        $         8,072       $       6,627

   Moly-Cop Canada (Canada)                    50.0%                  3,680               3,622

   SIMEC-Moly-Cop S.A. de C.V (Mexico)         50.0%                  2,397               2,021

   Sidercorp, S.A. (Peru)                      32.9%                  2,014              10,292

   American Iron Reduction LLC ("AIR") (U.S.)  50.0%                    853              15,166

   GSI Lucchini SpA (Italy and Sweden)         49.0%                    753                 862

   Reserve for investments in
        joint ventures                                               (2,850)              -
                                                            ------------------- -------------------
                                                            $        14,919       $      38,590
                                                            =================== ===================

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, unless otherwise noted)


Aggregate summarized balance sheets and results of operations of companies accounted for using the equity method are as follows:

                                                      December 31, 1999
                                                   and the year then ended
                                         ---------------------------------------
                                           Foreign      U.S. (AIR)      Total
                                         -----------   -----------    ----------

        Current assets                   $  156,995    $   20,122     $ 177,117
        Property, plant and equipment       161,764       185,239       347,003
        Total assets                        355,546       212,318       567,864
        Current liabilities                 166,742        19,703       186,445
        Long-term debt                      123,836       184,908       308,744
        Total liabilities                   314,084       204,611       518,695

        Net sales                           245,712       63,449        309,161
        Operating income (loss)              11,702       (9,918)         1,784
        Net loss                            (19,926)     (30,124)       (50,050)


                                                            December 31, 1998
                                                         and the year then ended
                                                ---------------------------------------
                                                Foreign       U.S. (AIR)        Total
                                                --------      ---------       ---------
             Current assets                     $199,689      $  30,097       $ 229,786
             Property, plant and equipment       157,519        195,231         352,750
             Total assets                        393,220        234,426         627,646
             Current liabilities                 194,692         19,187         213,879
             Long-term debt                      113,797        184,908         298,705
             Total liabilities                   330,871        204,095         534,966

             Net sales                           291,362         94,671         386,033
             Operating income                     30,591          3,604          34,195
             Net earnings (loss)                   6,988         (9,700)         (2,712)

                                                         December 31, 1997
                                                      and the year then ended
                                             ------------------------------------------
                                             Foreign         U.S. (AIR)          Total
                                             -------         ----------         -------
                   Net sales                 284,179            -               284,179
                   Operating income           38,377            -                38,377
                   Net earnings               18,698            -                18,698

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, unless otherwise noted)


The Company has a 50% interest in American Iron Reduction, L.L.C. ("AIR"), a joint venture company producing direct reduced iron ("DRI"). AIR started operations in January 1998 and has a rated capacity of approximately 1.2 million metric tons of DRI annually. DRI is a substitute for high quality steel scrap used in steel making facilities. The Company has made equity contributions of $23.8 million ($3.8 million during 1999) to AIR. The Company is also party to a DRI purchase agreement with AIR in effect through March 2013, pursuant to which the Company agrees, subject to the terms of the agreement, to purchase up to a maximum of 300,000 metric tons of DRI annually, if produced and tendered by AIR.

In 1999 and 1998, the Company purchased from AIR 245,000 and 307,000 metric tons, respectively, of DRI produced and tendered by AIR for $31.2 million and $46.4 million, respectively. The Company used 18,000 and 97,000 metric tons in 1999 and 1998, respectively, of the DRI purchased from AIR in its own steelmaking operations and sold the balance to third parties resulting in gross margin of $.8 million in 1999, which includes a $2.6 million settlement from a customer regarding minimum purchase requirements, and a gross margin loss of $7.4 million in 1998. The Company's cost of acquiring DRI is AIR's total cash cost which excludes depreciation and amortization and includes capital expenditures, interest and debt principal which are paid by AIR. The Company accounts for DRI purchased from AIR and resold to others as components of net sales and cost of products sold and accounts for DRI used in its own steelmaking operations as a component of production cost.

During 1998 and most of 1999, the domestic steel industry, and in particular the scrap and scrap substitute supply segment of the steel industry which includes DRI, experienced significant market sales price declines as a result of record volumes of steel imports into the U.S. at prices that were substantially below the domestic industry's cost. As a result, some manufacturing facilities curtailed production and/or ceased operations. AIR produced at a level of approximately 40% of its design capacity during 1999 and 54% during 1998 as an intentional reaction to market conditions. Consequently, the Company incurred equity losses from this joint venture of $14.9 million in 1999 and $3.9 million in 1998. During 1998 and most of 1999, AIR's average per ton cash cost of production plus interest and capital requirements exceeded the depressed market price of DRI and other scrap substitutes currently available. As a result, the Company paid to AIR prices for DRI that exceeded the depressed market price for DRI and other scrap substitutes. Market conditions have stabilized somewhat in recent months, as the market price for scrap and scrap substitutes has been increasing although not yet to the point where market prices exceed cash costs. There can be no assurance that the current trend in the market will continue. A portion of the reserve for investments in joint ventures relates to AIR.

Under the terms of AIR's construction loan agreement, the construction loan was to have been converted to term loan status by October 31, 1998 upon the successful achievement of certain production milestones, and the completion of an adjacent bulk materials handling facility owned and operated by a third party having a contractual arrangement with AIR to provide materials handling services to AIR's operations. This date was subsequently extended to March 31, 1999 at which time AIR and its lenders were unable to agree upon conditions of conversion and effective March 31, 1999, AIR defaulted under the terms of the construction loan agreement. AIR and its lenders have reached an agreement in principal regarding a restructuring that provides AIR with cash flow relief over the next three years. Under the terms of the proposed restructuring, GSTOC has agreed to pay loan transaction costs of $.6 million as part of its price for DRI purchased from AIR. In the event AIR is sold, the lenders have established a minimum redemption value. Should the actual sales proceeds fall short of this minimum, GSTOC could incur a potential liability of one-half of any such shortfall, up to a maximum of $15.0 million if paid in cash. Also in the event of the sale of AIR, GSTOC would be released from all obligations related to AIR. The proposed new agreement includes a clawback provision whereby 75% of any excess in the DRI market price over the price paid for DRI by GSTOC would be added to AIR's invoice price and applied to outstanding principal. The proposed restructuring agreement is subject to approval by the credit committees of all the lenders comprising the lending group.

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, unless otherwise noted)

The Company incurred an equity loss in 1999 from its joint venture in Peru of $10.0 million compared to equity earnings of $.7 million in 1998. This joint venture has experienced a significant decline in volume and sales prices due to an economic recession in that country. A portion of the reserve for investments in joint ventures relates to this joint venture.

Income or losses from joint ventures are reported in the consolidated statement of earnings under the caption "Equity in income (loss) of joint ventures". All of the joint ventures are invoiced technical service fees pursuant to technology and management support agreements. These amounts are included in the accompanying consolidated statements of earnings as a separate component of other income. The Company has related party accounts receivable from its joint venture affiliates of $1.5 million and $1.6 million as of December 31, 1999 and 1998, respectively. The Company has related party accounts payable to its joint venture affiliates of $4.7 million and $8.2 million at December 31, 1999 and 1998, respectively, including amounts due to AIR of $3.3 million and $3.7 million at December 31, 1999 and 1998, respectively.

7.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                  December 31,         December 31,
                                                      1999                 1998
                                               -------------------  -------------------
              Land and leasehold improvements        $  12,374            $  12,151
              Buildings and improvements                46,284               45,403
              Machinery and equipment                  269,899              257,467
              Construction in progress                  14,743               10,580
                                               -------------------  -------------------
                                                       343,300              325,601
              Less accumulated depreciation           (109,132)             (85,601)
                                               -------------------  -------------------
                                                      $234,168             $240,000
                                               ===================  ===================

To participate in certain local government sponsored programs, the Kansas City operation structured an arrangement with the city government of Kansas City, Missouri whereby GSTOC purchased certain industrial revenue bonds and leased the project equipment through November 1, 1999. Upon expiration of the lease, the Kansas City operation reacquired legal title to the project equipment.

The Company capitalized no interest during 1999 or 1998.

8.       PAYABLES AND ACCRUED LIABILITIES

Payables and accrued liabilities consist of the following:

                                                        December 31,        December 31,
                                                            1999                1998
                                                      ------------------  ------------------
              Trade payables                              $  88,081            $  79,750
              Salaries, wages and employee benefits          10,640               10,112
              Interest                                        9,934               10,072
              Other                                          24,298               27,879
                                                      ------------------  ------------------
                                                           $132,953             $127,813
                                                      ==================  ==================

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, unless otherwise noted)


9.       CLAIM SETTLEMENTS

During 1999 and 1998, the Company recorded certain gains from settlements of antitrust claims against its electrode suppliers. The settlements were a combination of cash and credits taken on previous and current purchases. Such gains, which were recorded as a reduction to cost of products sold, amounted to $5.9 million in 1999 and $7.5 million in 1998. In 1999, the Company also received a settlement of $2.6 million from one of its customers regarding minimum purchase requirements which is included in net sales in the Consolidated Statement of Earnings.

10.      NOTES PAYABLE AND LONG-TERM DEBT

International short-term debt exists under several uncollateralized credit lines in Chile, Peru, and Italy for general corporate purposes and working capital requirements. This short-term debt totaled $5.9 million at December 31, 1999 with remaining borrowing availability of $38.0 million.

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, unless otherwise noted)

Long-term debt consists of the following:

                                                                                  December 31,      December 31,
                                                                                      1999              1998
                                                                                 ----------------  ----------------
        12% Senior notes due September 1, 2004, unsecured and guaranteed by
           the Company, interest payable semi-annually                               $ 125,000         $ 125,000

        12 1/4% Senior notes due October 1, 2005, unsecured and guaranteed by
           the Company, interest payable semi-annually (1)                             122,000           125,000

        $50,000 Long-term note due in quarterly installments to September 30,
           2002, collateralized by certain property, plant and equipment of
           GSTOC and subsidiaries. Interest payable monthly/quarterly at the
           Company's option based upon fixed margin over LIBOR or the prime
           rate (9.38% at December 31, 1999)                                            47,875            48,375

        $120,000 Revolving credit facility due September 30, 2001, collateralized by accounts receivable, inventory and other current assets of GSTOC and subsidiaries, interest payable monthly/quarterly at the Company's option based upon varying margin over LIBOR
           or the prime rate (9.46% at December 31, 1999)(2)                            39,954            24,575

        $8,000 Unsecured MEI term note due in 8 quarterly installments commencing March 31, 2002, interest payable quarterly based upon varying margins over LIBOR or the prime rate (7.19% at December
           31, 1999)                                                                     8,000             8,000

        $9,000 Unsecured MEI revolving credit agreement due June 30, 2002, interest payable quarterly based upon varying margins over LIBOR
           or the prime rate (8.5% at December 31, 1999) (3)                               239             4,259

        Unsecured Acerco S.A. long-term note due on August 8, 2000.  Interest payable based on a fixed rate over the one year LIBOR rate (7.1%
           at December 31, 1999)                                                           519             1,535

        Other                                                                               15                15
                                                                                 ----------------  ----------------
                                                                                       343,602           336,759
        Less current portion                                                            (1,034)             (518)
                                                                                 ----------------  ----------------
                                                                                      $342,568          $336,241
                                                                                 ================  ================

(1) During 1999, the Company and GSTOC purchased in the open market $3.0 million of the 12 1/4% senior notes due October 1, 2005 (see Note 15 of the Notes to Consolidated Financial Statements).

(2) The Revolving Credit Facility provides for up to $120.0 million inclusive of letters of credit, limited by a borrowing base of a percentage of eligible accounts receivable and inventories of GSTOC and subsidiaries. At December 31, 1999, $7.1 million of letters of credit were outstanding, and unused availability under the facility was $36.2 million. The facility requires payment of a commitment fee on the unutilized portion of the facility. See Note 19 of the Notes to Consolidated Financial Statements regarding the refinancing of this credit facility.

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, unless otherwise noted)

(3) MEI's revolving credit agreement permits borrowings on a revolving line of credit up to $9.0 million. Unused availability under the facility was $8.8 million at December 31, 1999. An annual commitment fee of .25% on the unutilized facility is payable quarterly. See Note 19 of the Notes to Consolidated Financial Statements regarding the refinancing of this facility.

Several of the debt agreements require, among other things, that the Company comply with certain covenants such as minimum cash flows and net worth requirements. As of December 31, 1999, the Company was in violation of the net worth covenant under the Revolving Credit Facility. See Note 19 of the Notes to Consolidated Financial Statements regarding the refinancing of this facility.

The aggregate maturities of long-term debt under the credit agreements existing at December 31, 1999 were as follows:

                             2000                   $       1,034
                             2001                          40,454
                             2002                          51,114
                             2003                           4,000
                             2004                         125,000
                             Thereafter                   122,000
                                                    ---------------
                               Total                $     343,602
                                                    ===============

11.      EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT PLANS

The Company has several qualified non-contributory employee pension plans covering most employees. Plans covering most salaried employees provide benefits based on employees' years of service and compensation. Defined benefit plans covering most hourly employees provide benefits based on employees' years of service.

The Kansas City operations provide certain healthcare, life and other post retirement benefits other than pensions ("OPEB") to current and future hourly union retirees and certain salaried retirees hired prior to January 1, 1990. Benefit expense begins to accrue on the date of hire. The life insurance plan is non-contributory and covers retirees only. The Company's policy is to fund benefits payable under these plans as the obligations become due.

                                                                                                   Other
                                                    Defined Pension Benefits              Post Retirement Benefits
                                                ----------------------------------    ---------------------------------
                                                     1999               1998               1999              1998
                                                ---------------    ---------------    ---------------   ---------------
Change in projected benefit obligation:
Benefit obligation at beginning of year         $      67,370      $      62,113      $      27,295     $      23,689
Service cost                                            4,092              4,112                500               506
Interest cost                                           5,156              4,575              2,067             1,887
Amendments                                                817                648              -                 -
Actuarial (gain) loss                                  (5,531)            (1,956)            (1,723)            2,213
Benefits paid                                          (2,585)            (2,122)              (793)           (1,000)
                                                ---------------    ---------------    ---------------   ---------------
    Benefit obligation at end of year           $      69,319      $      67,370      $      27,346     $      27,295
                                                ---------------    ---------------    ---------------   ---------------

Change in plan assets:
Fair value of plan assets at beginning of       $      66,117      $      54,484      $       -         $       -
year
Actual return on assets                                18,762              8,596              -                 -
Employer contributions                                  5,949              5,159                793             1,000
Benefits paid                                          (2,585)            (2,122)              (793)           (1,000)
                                                ---------------    ---------------    ---------------   ---------------
    Fair value of plan assets at end of year    $      88,243      $      66,117      $       -         $       -
                                                ---------------    ---------------    ---------------   ---------------

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, unless otherwise noted)

                                                            Defined Pension Benefits                       Other
                                                                                                  Post Retirement Benefits
                                                       -----------------------------------   -----------------------------------
                                                            1999                1998              1999               1998
                                                       ----------------    ---------------   ---------------    ----------------
Funded Status:
Funded status                                          $      18,924       $      (1,253)    $     (27,346)     $     (27,295)
Unrecognized actuarial (gain) loss                           (27,768)            (11,004)           (2,649)              (936)
Unrecognized prior service cost                                9,468              10,459             -                  -
                                                       ----------------    ---------------   ---------------    ----------------
    Net amount recognized                              $         624       $      (1,798)    $     (29,995)     $     (28,231)
                                                       ================    ===============   ===============    ================

Amounts recognized in the balance sheet consist of:
    Prepaid benefit cost                               $       3,965       $       2,759     $       -          $       -
    Accrued benefit liability                                 (3,341)             (4,557)          (29,995)           (28,231)
    Additional minimum liability                               -                  (6,152)            -                  -
    Intangible asset                                           -                   6,152             -                  -
                                                       ----------------    ---------------   ---------------    ----------------
       Net amount recognized                           $         624       $      (1,798)    $     (29,995)     $     (28,231)
                                                       ================    ===============   ===============    ================

Weighted-average assumptions as of
   December 31
         Discount rate                                         8.00%               7.25%            8.00%              7.25%
         Expected return on plan assets                        9.50                9.50
         Rate of compensation increase                         3.00                3.00

For measurement purposes, a nine-percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999 and 1998. The rate was assumed to decrease gradually to five-percent for 2002 and remain at that level thereafter.

The components of net periodic benefit cost for the years ended December 31, 1999, 1998 and 1997 were as follows:

                                             Defined Pension Benefits                          Other
                                                                                      Post Retirement Benefits
                                       -------------------------------------    -------------------------------------
                                         1999          1998         1997          1999         1998          1997
                                       ----------    ---------    ----------    ---------    ----------    ----------
Service cost                           $   4,092     $  4,112     $   3,728     $    500     $     506     $     528
Interest cost                              5,156        4,575         3,852        2,067         1,887         1,664
Expected return on plan assets            (6,348)      (5,181)       (4,197)         -            -             -
Amortization of prior service cost           990          990           406          -            -             -
Recognized actuarial (gain) loss          (1,180)         765         1,770          (10)          (11)         (237)
Union accrual                                817          737          -             -            -             -
                                       ----------    ---------    ----------    ---------    ----------    ----------
   Net periodic benefit cost           $   3,527     $  5,998     $   5,559     $  2,557     $   2,382     $   1,955
                                       ==========    =========    ==========    =========    ==========    ==========

For the pension plans that have accumulated benefit obligations in excess of plan assets, the accumulated benefit obligations and the fair value of plan assets, as of December 31, 1998, were $49.9 million and $45.6 million, respectively. The projected benefit obligation and the accumulated benefit obligation were the same at December 31, 1998. As of December 31, 1999, there were no plans in which the accumulated benefit obligation exceeded plan assets.

Assumed health care cost trend rates have a significant effect on the amounts reported for other post retirement benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                1-Percentage         1-Percentage
                                                               Point Increase       Point Decrease
                                                               --------------       --------------
Effect on total of service and interest cost components         $        389          $      (313)
Effect on post retirement benefit obligations                   $      3,557          $    (2,936)

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, unless otherwise noted)

Assets of the qualified defined benefit plans are administered by a trustee and consist primarily of units of certain collective trust funds and diversified mutual funds.

The assets and liabilities of the ME International Pension Plan for the United Steelworkers of America Local 1028 Employees Plan were transferred to the United Steelworkers multi-employer plan as of December 31, 1997. The contributions to the plan during 1999 and 1998 were $.8 million and $.1 million, respectively.

The Company's funding policy is to meet or exceed the minimum amount required under ERISA.

Additionally, the Company has Supplemental Retirement Plans which cover certain key executives. These plans are defined benefit pension plans and are not intended to be qualified plans under the Internal Revenue Code. Benefits payable under these plans are not funded; rather, the liability for future plan benefits is recorded on the balance sheet and amounted to $.8 million and $.7 million at December 31, 1999 and 1998, respectively.

DEFINED CONTRIBUTION PLANS

The Company's subsidiaries have various defined contribution plans that cover most of the salaried and hourly employees at those locations. The Company's expense related to those plans was $2.1 million, $2.3 million and $2.1 million for the years ended December 31, 1999, 1998 and 1997, respectively.

12.      INCOME TAXES

TAX EXPENSE

Total income tax expense (benefit) was allocated as follows:

                                                                         Year Ended December 31,
                                                          ------------------------------------------------------

                                                                1999              1998               1997
                                                          ----------------- ------------------ -----------------
     Income from continuing operations                    $         6,051   $         1,190    $         5,134
     Income (loss) from discontinued operations                       772              (450)             1,486
     Loss on disposal of discontinued operations                    -                 -                 (1,704)
                                                          ----------------- ------------------ -----------------
                                                          $         6,823   $           740    $         4,916
                                                          ================= ================== =================

The provision (benefit) for income taxes attributable to income from continuing operations consists of the following components:

                                                   Year Ended December 31,
                                    -------------------------------------------------------

                                          1999               1998               1997
                                    ------------------ ------------------ -----------------

     Current
              Federal               $         5,782    $         -        $        (1,173)
              State and Local                   288               (989)              -
              Foreign                         4,307              5,382              3,657
                                    ------------------ ------------------ -----------------
                                    $        10,377    $         4,393    $         2,484
                                    ------------------ ------------------ -----------------

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, unless otherwise noted)

                                                    Year Ended December 31,
                                     ------------------------------------------------------

                                           1999              1998               1997
                                     ------------------ ----------------  -----------------
     Deferred
              Federal                $        (1,938)   $        (5,821)  $           252
              State and Local                    (14)               539              (408)
              Foreign                         (2,374)             2,079             2,806
                                     ------------------ ----------------  -----------------
                                              (4,326)            (3,203)            2,650
                                     ------------------ ----------------  -----------------
     Total income tax expense        $         6,051    $         1,190   $         5,134
                                     ================== ================  =================

TAX RATES

Differences between income taxes computed using the U.S. federal income tax statutory rate of 35% and income tax expense recorded by the Company are attributable to the following:

                                                                      Year Ended December 31,
                                                       -------------------------------------------------------

                                                             1999                1998              1997
                                                       -----------------  ------------------------------------
   Income tax expense using the US statutory rate      $       (16,754)   $      (8,221)      $      3,262
   Permanent differences                                           476              (23)                (8)
   Difference in rates on earnings of foreign
    subsidiaries and joint ventures                              2,094           (2,167)            (1,789)
   Unremitted earnings of foreign subsidiaries
    and joint ventures                                             (59)           6,818              3,725
   State income taxes, net                                         178             (291)              (266)
   Change in valuation allowance                                17,055                -                  -
   Other                                                         3,061            5,074                210
                                                       -----------------  ------------------------------------
        Total                                          $         6,051    $       1,190       $      5,134
                                                       =================  ====================================

DEFERRED TAXES

Deferred tax liabilities (assets) are comprised of the following:

                                                            December 31,       December 31,
                                                                1999               1998
                                                          -----------------  -----------------
   Inventory                                              $        4,199     $       3,201
   Basis in foreign subsidiaries                                  14,898            17,272
   Intangibles                                                     1,668             1,596
   Property, plant and equipment                                  45,904            46,460
                                                          -----------------  -----------------
   Gross deferred tax liabilities                                 66,669            68,529
                                                          -----------------  -----------------

   Long-term employee health obligations                         (11,691)          (11,068)
   NOL, AMT credit and ITC credit carryovers                     (63,746)          (42,259)
   Book liabilities not currently deductible for tax              (4,871)           (4,624)
   Deferred compensation and other employee benefits              (1,648)           (3,100)
   Vacation accrual                                               (1,742)           (1,723)
   Other, net                                                       (200)              (88)
                                                          -----------------  -----------------
   Gross deferred tax assets                                     (83,898)          (62,862)
                                                          -----------------  -----------------
   Deferred tax asset valuation allowance                         25,965             8,910
                                                          -----------------  -----------------

   Net deferred tax liability                              $       8,736     $      14,577
                                                          =================  =================

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, unless otherwise noted)

At December 31, 1999, the Company has NOL carryforwards for U.S. federal income tax purposes of approximately $118.4 million, which are available to offset future U.S. federal taxable income. Under existing tax laws net operating losses can be carried forward for 20 years. The Company's net operating losses will expire in the years 2013 through 2020. In addition, the Company has alternative minimum tax credit carryforwards of approximately $6.8 million, which are available to reduce future U.S. federal regular income taxes over an indefinite period.

The valuation allowance for net operating losses increased by $17.1 million during 1999. Management has determined, based upon evidence available to the Company, that it is likely the Company will realize the remaining deferred tax assets (principally net operating loss carryforwards), as adjusted for in the valuation allowance.

Deferred tax expense has been provided for the portion of the unremitted earnings of foreign subsidiaries and joint ventures that the Company anticipates will be repatriated. Provision has not been made for U.S. income tax or foreign withholding tax on approximately $11.8 million of unremitted earnings of foreign subsidiaries and joint ventures, as those earnings are considered to be invested indefinitely. Such earnings could become taxable upon the sale or liquidation of these foreign operations or upon the remittance of dividends in excess of the percentage the Company has estimated to be repatriated. Determination of the amount of unrecognized deferred U.S. income tax associated with these earnings is not practicable because such amounts depend on the Company's future ability to claim foreign tax credits which cannot currently be predicted. Foreign withholding taxes of approximately $.9 million would be payable upon the remittance of the portion of unremitted earnings considered to be invested indefinitely.

As discussed in Note 2, the Company is a party to a tax sharing agreement and files a consolidated U.S. federal tax return with GSI and other members of GSI's consolidated U.S. federal income tax return. Among other things, if the Company generates a net operating loss or other tax attribute that it is unable to use in the current year, the Company will be allowed to carry forward, but not carry back, any unused net operating or tax attribute for purposes of computing the Company's separate federal income tax liability. However, during 1998, GSI elected to carry back certain of the Company's net operating losses and recover federal income taxes previously paid by the Company. As a result, the Company had an income tax receivable at December 31, 1998, of approximately $9.2 million due from GSI which was paid in 1999.

The Company's tax returns are currently under audit by the Internal Revenue Service. It is impossible to predict with certainty the outcome of any potential IRS examinations, and thus no assurance can be given that tax adjustments will not exceed reserves established by the Company.

13.      FINANCIAL INSTRUMENTS

The carrying amount for cash and cash equivalents, accounts receivable, notes payable and accounts payable approximates fair value due to the short term nature of these items. To minimize credit risk associated with trade accounts receivable, ongoing credit evaluations of customers' financial conditions are performed, although collateral is generally not required. In addition, the Company maintains allowances for potential credit losses.

The fair value of variable-rate long term debt approximates carrying value. The fair value of the 12% notes and the 12 1/4% notes is $63.8 million and $58.6 million, respectively, based on the market trading price at December 31, 1999.

14.      STOCK OPTIONS

The GSI Board of Directors has granted stock options of GSI to certain officers and employees. These options, which have ten-year terms, consist of two general types. Time Options vest over a five year period from the date of the grant; however, vesting is accelerated upon the occurrence of an Acceleration Event, as defined in the stock option plan. Target Options vest after a specified period of time unless there is an Acceleration Event or an Exercise Event, as defined in the stock option plan. Upon the occurrence of an Acceleration Event or Exercise Event, all or some portion of the target options granted become immediately exercisable depending on achievements of predetermined investor return multiples. Those not currently exercisable remain outstanding through the original vesting date.

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, unless otherwise noted)

Both types of options are non-qualified, have anti-dilution provisions, and have been granted at exercise prices not less than 100% of the fair market value of the stock at the date of option grant.

A summary of stock option activity follows:

                                                   Time                 Target         Average Option
                                                  Options               Options        Price per share
                                                  -------               -------        ---------------
      Outstanding at December 31, 1996               2,711,905          1,914,350           $3.51
                                            --------------------    ----------------
      Options granted                                  922,000                              $7.00
      Options cancelled                                (74,133)                             $6.82
                                            --------------------    ----------------
      Outstanding at December 31, 1997               3,559,772          1,914,350           $4.06
      Options granted                                  212,000                              $7.00
      Options cancelled                                (91,950)           (15,552)          $7.01
                                            --------------------    ----------------
      Outstanding at December 31, 1998               3,679,822          1,898,798           $4.12
      Options granted                                  283,000                              $7.00
      Options cancelled                               (152,500)                             $7.68
                                            --------------------    ----------------
      Outstanding at December 31, 1999               3,810,322          1,898,798           $4.16
                                            ====================    ================

The following summarizes information about the Company's stock options outstanding at December 31, 1999:

                                                                   Options Outstanding
                                                  -------------------------------------------------------
                                                         Time              Target
           Exercise Price                              Options             Options            Total
           ---------------------------------      -------------------  ----------------  ----------------
           $     .10                                        543,147         1,838,798          2,381,945
           $    5.25                                        965,625             -                965,625
           $    7.00                                      1,278,550             -              1,278,550
           $    8.00                                        200,000            60,000            260,000
           $    9.00                                        823,000             -                823,000
                                                  -------------------  ----------------  ----------------
                                                          3,810,322         1,898,798          5,709,120
                                                  ===================  ================  ================
           Weighted Average Exercise Price
                                                  $            6.06    $          .35    $          4.16
                                                  ===================  ================  ================


                                                                   Options Exercisable
                                                  -------------------------------------------------------
                                                         Time              Target
           Exercise Price                              Options             Options            Total
           ----------------------------------     -------------------  ----------------  ----------------

           $     .10                                        543,147         1,575,044          2,118,191
           $    5.25                                        965,625             -                965,625
           $    7.00                                        517,150             -                517,150
           $    8.00                                        200,000             -                200,000
           $    9.00                                        767,000             -                767,000
                                                  -------------------  ----------------  ----------------
                                                          2,992,922         1,575,044          4,567,966
                                                  ===================  ================  ================
           Weighted Average Exercise Price
                                                  $            5.76    $          .10    $          3.81
                                                  ===================  ================  ================

Shares available for grant at December 31, 1999 under the stock option plan were 115,786.

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, unless otherwise noted)


In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation." This standard defines a fair value based method of accounting for employee stock options and gives companies a choice to recognize related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25, the former standard. The Company has elected to continue applying APB Opinion No. 25 in accounting for its stock option plan. Had compensation expense for the GSI options been determined based on the fair value of the awards consistent with Statement No. 123, assuming the compensation expense would increase net loss of GST, the Company's pro forma net loss would have been $(52,585) for 1999, $(26,000) for 1998 and $(16,633) for 1997. For purposes of proforma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period.

The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of 6 years, no dividends, risk-free interest rate of 5.5% for 1998 and 6.2% for 1997, and volatility of .22 for 1998 and .27 for 1997. The assumptions are not applicable for 1999 since the fair value of the options granted in 1999 is zero.

The weighted average value of options granted during 1999, 1998 and 1997 was $0, $.08, and $2.38.

15.    RELATED PARTY TRANSACTIONS

TRANSITION SERVICES AND OTHER ANCILLARY AGREEMENTS

The officers, directors, and management employees of GSI provide management services to GST. The cost of these services is charged to GST under a management services agreement and included in selling, general and administrative expenses. This charge amounted to $13.0 million, $10.0 million, and $10.6 million in 1999, 1998, and 1997, respectively. At December 31, 1998 GST had a note payable to GSI of $4.9 million which was contributed to capital by GSI to GST during 1999.

Certain agreements were entered into as part of the Purchase and Sale Agreement between the Company and Armco (now AK Steel). The Company leases certain facilities from Armco at its Kansas City operations for which it pays a nominal rental and the associated property taxes, maintenance and utilities.

TRANSACTIONS AMONG SHAREHOLDERS/SIGNIFICANT CUSTOMER

Certain shareholders of GSI are party to other transactions with the Company. General Electric Capital Corporation was a lender and acted as agent on certain of the Company's domestic debt prior to the refinancing in March 2000. Bain Capital provides certain management support services for which it receives a fee not to exceed $1.0 million annually, exclusive of out-of-pocket expenses.

One shareholder of GSI is a major customer of the Company's Kansas City wire rod operation. Sales to this customer comprised 13.0%, 13.2%, and 11.7% of the Company's consolidated net sales for the years ended December 31, 1999, 1998 and 1997, respectively. The Company has receivables due from this shareholder of $4.8 million and $4.3 million as of December 31, 1999 and 1998, respectively. The Company and this shareholder are parties to a wire rod supply contract which provides for minimum annual purchases and maximum annual supply of wire rod through December 31, 2005.

OTHER

During 1999, GSI purchased in the open market $2.0 million of the 12 1/4% Senior Notes issued by GSTOC and subsequently contributed the purchased notes to GST.

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, unless otherwise noted)

16.    COMMITMENTS AND CONTINGENCIES

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

There are various claims pending involving the Company arising out of the normal course of business. In management's opinion, the ultimate liability resulting therefrom will not materially affect the financial position, results of operations, or cash flows of the Company.

INDEMNIFICATIONS FROM ARMCO

As part of the Purchase and Sale Agreement with Armco (which merged with and into AK Steel in September 1999), the Company has been indemnified by Armco for known environmental matters and known quantified income tax issues related to periods prior to November 12, 1993. The Company has also been indemnified against all unknown other pre-closing environmental matters or conditions for a period of six years from closing. Armco's indemnity covers 100% of the first $10.0 million subject to an aggregate deductible of $0.3 million and a fifty-fifty sharing for aggregate claims between $10.0 million and $15.0 million with a maximum cap of $12.5 million. As of December 31, 1999 there were no known losses that would be covered under this indemnification. Management of the Company is not aware of any current information which would indicate that Armco will not be able to satisfy its obligation to the Company under these indemnifications.

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

The Company has several environmental issues currently under discussion with various federal and local agencies, some of which involve compliance and/or remediation at certain properties. The Company did not incur significant environmental expenditures during 1999, 1998, or 1997.

The Company records certain operating expenses for environmental compliance, testing and other environmental related costs as expenses when incurred. When it has been possible to determine reasonable estimates of liabilities related to environmental issues, based upon information from engineering and environmental specialists, the Company has made provisions and accruals. At December 31, 1999 and 1998, $2.8 million and $2.4 million were accrued for environmental related issues. The Company believes, based upon information currently available to management, that it will not require expenditures to maintain compliance with environmental requirements which would have a material adverse effect on its financial condition, results of operations or cash flows.

LABOR RELATIONS

A significant portion of the Company's hourly employees are covered by collective bargaining agreements negotiated with various unions. These agreements expire at various times between October 2002 and November 2003. In the course of previous contract negotiations, the Company has on occasion been affected by work stoppages.

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

The collective bargaining agreement with employees at the Company's facility in Tempe, Arizona was due to expire in November 1997. The Company successfully negotiated a new contract which expires November 2003.

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

The Company's collective bargaining agreement at the Jacksonville, Florida facility expired on April 30,1998. The Company was unable to reach agreement with the union and a work stoppage commenced. The Company re-staffed the facility with permanent replacement workers and production returned to normal levels. In July 1998, the union notified the Company that striking workers had accepted the Company's final offer as proposed by management before the work stoppage began.

The Company's collective bargaining agreement at the Duluth, Minnesota facility expired on August 24, 1999. The Company and the United Steelworkers Union were unable to reach an agreement and a work stoppage by the union workers commenced. There are approximately 140 union workers at the Duluth facility and management together with its salaried workforce and temporary workers have continued to operate the plant with no impact to production and without any interruption in shipments to the Company's customers. Negotiations are ongoing with the union.

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, unless otherwise noted)

COMMITMENTS

The Kansas City operation has entered a ten year agreement, expiring in 2004, with a third party that will staff and manage its computer operations for $.9 million per year.

The Company is party to a DRI purchase agreement as discussed in Note 6.

Rent expense under equipment operating leases was $2.6 million, $2.5 million and $2.4 million for the years ended December 31, 1999, 1998 and 1997, respectively. The Company has future minimum noncancelable operating lease commitments of the following as of December 31, 1999:

                      2000                             $         2,250
                      2001                                       1,636
                      2002                                       1,172
                      2003                                         810
                      2004                                         344
                      Thereafter                                   272
                                                       --------------------
                      Total minimum payments           $         6,484
                                                       ====================

17.     RISK FACTORS, LIQUIDITY AND UNCERTAINTIES

The following forward-looking statements involve a number of assumptions, risks and uncertainties. Actual results of the Company could differ from those matters expressed in or implied by such forward-looking statements.

During 1998 and 1999, the Company's results have been negatively impacted by market conditions within the domestic steel industry. Distressed economic conditions in other countries, particularly in Asia, have resulted in record levels of low priced steel imports into the U.S. causing dramatic declines in selling prices industry-wide. In December 1998, the Company, along with other U.S. companies and the United Steelworkers of America, filed a petition with the
U. S. International Trade Commission seeking action to limit wire rod imports which have caused serious harm to the industry. In February 2000, the U.S. President granted domestic wire rod producers some import protection in the form of a tariff rate quota which will go into effect in March 2000 and remain in place for three years. In the first year, wire rod imports in excess of 1.58 million tons will be subject to a tariff of 10%. The level of imports will be allowed to increase by 2 percent a year in the second and third years, while the tariff penalty will drop by 2.5 percentage points a year. Until such time that these tariffs take effect, the Company's financial condition could continue to be impacted by these factors.

During 1999, the Company's grinding media and mill liner business has been negatively affected by a slow down in the mining industry as a result of declining commodity prices and customer consolidations.

As discussed in Note 6, the Company's 50% owned DRI joint venture has experienced losses due to unusually low prices for scrap and scrap substitutes, resulting in lower than optimal production levels and costs of producing DRI in excess of current market prices. Continuation of these market conditions could have a material adverse impact on the Company's future financial performance and potentially on its liquidity and financial condition.

While management believes that funds available from the Company's cash flow from operations and credit facilities will be sufficient, in the aggregate, to fund planned working capital and capital expenditure requirements for 2000, management continues to evaluate alternative sources of funds. There are fluctuations in the Company's working capital needs over the course of a year, generally influenced by various factors such as seasonality, inventory levels, the timing of raw material purchases and capital expenditures. Due to the cyclical nature of the Company's business, management believes that it is important for the Company to maintain borrowing facilities in excess of working capital requirements.

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, unless otherwise noted)

Capital expenditures in the Company's business tend to vary from year to year, as the impact of major programs is concentrated in certain periods followed by periods of maintenance spending. Management believes that this pattern is typical of the industry. The high quality sector of the steel and mining products industry is characterized by high levels of capital spending. The focus of capital spending is increased production capacity, improvement in product quality and reduction in product cost. The Company carefully evaluates capital spending and invests any when anticipated economic returns clearly exceed cost and when necessary to ensure proper maintenance of equipment. During the last few years, the Company has not undertaken any major capital projects.

During 1999, the Company managed its liquidity needs on a consolidated basis with borrowings available under the Revolving Credit Facility (see Note 10) and will continue to do so with borrowings available under the New Revolving Credit Facility (see Note 19). Management believes the additional borrowing availability under the New Credit Facility and the cash flows from operations will be sufficient to meet anticipated capital expenditures and to make principal and interest payments on the Company's indebtedness when due.

18.    GEOGRAPHIC INFORMATION

Financial information by geographic region is presented below. United States includes GSTOC and MEI. South America is principally comprised of the Company's operations in Chile and Peru. Other includes the Company's operations in Europe (principally Italy), Canada and other joint venture interests around the world (Note 6).

                                                                      Year ended December 31, 1999
                                                    -------------------------------------------------------------------
                                                        United           South
                                                        States          America             Other            Total
                                                    ---------------  ---------------   ----------------  --------------
Net sales                                             $   560,096      $  104,678         $    11,468     $   676,242
Operating income (loss)                                   (8,498)          17,590                 551           9,643
Equity in income (loss) of joint ventures                (14,629)          (8,279)                181         (22,727)
Net earnings (loss)                                      (58,488)           4,757               1,146         (52,585)
Total assets                                             503,012           60,719              14,952         578,683
Total liabilities                                        520,999           30,368               5,706         557,073
Net assets                                               (17,987)          30,351               9,246          21,610


                                                                      Year ended December 31, 1998
                                                    -------------------------------------------------------------------
                                                        United           South
                                                        States          America             Other            Total
                                                    ---------------  ---------------   ----------------  --------------
Net sales                                             $   622,343      $   108,784        $    7,276     $    738,403
Operating income (loss)                                    (9,140)          14,028                29            4,917
Equity in income (loss) of joint ventures                  (2,359)             557               (13)          (1,815)
Net earnings (loss)                                       (38,852)          11,514             1,987          (25,351)
Total assets                                              550,750           67,111            18,425          636,286
Total liabilities                                         520,217           39,238             7,935          567,390
Net assets                                                 30,533           27,873            10,490           68,896


                                                                      Year ended December 31, 1997
                                                    -------------------------------------------------------------------
                                                        United           South
                                                        States          America             Other            Total
                                                    ---------------  ---------------   ----------------  --------------
Net sales                                             $   594,190      $  106,664         $   12,312      $   713,166
Operating income                                           27,406           9,982                559           37,947
Equity in income of joint ventures                          2,679           3,003                513            6,195
Net earnings (loss)                                       (27,014)          9,478              1,420          (16,116)
Total assets                                              562,084          67,020             11,736          640,840
Total liabilities                                         502,007          39,695              3,977          545,679
Net assets                                                 60,077          27,325              7,759           95,161

                           GS TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, unless otherwise noted)

19.      SUBSEQUENT EVENT

         On March 13, 2000, GSTOC and its subsidiaries entered into a new credit agreement with an unaffiliated financial institution consisting of a $120 million revolver, inclusive of letters of credit, collateralized by inventory and accounts receivable (the "New Revolving Credit Facility") and a $10 million term loan (the "New Term Loan Facility"). GSTOC expects to replace the New Term Loan Facility with a new five year $50 million term loan facility currently in process which is expected to close in the second quarter of 2000. The New Revolving Credit Facility contains no operating covenants other than a requirement that GSTOC maintain availability under the revolver of at least $25 million and certain capital expenditure limitations.

         Proceeds from the refinancing were used to prepay the outstanding balances on the Revolving Credit Facility and term loan and the MEI Revolving Credit Facility and term loan. Simultaneous with the closing of the new credit agreement, MEI became a wholly owned subsidiary of GSTOC. Borrowings under the new credit facility bear interest at varying margins over the prime rate or the Eurodollar rate. The rate in effect on March 13, 2000 was 9.15%.


20.  SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED (DOLLARS IN MILLIONS)

                                                    1999                                       1998
                                   ---------------------------------------     --------------------------------------
                                     1ST        2ND       3RD        4TH        1ST        2ND       3RD        4TH
                                   ------     ------     ------     ------     ------    ------     ------     ------
Net sales                          $179.9     $167.7     $163.0     $165.6     $194.2    $201.0     $172.6     $170.6

Operating income (loss)               6.3        (.1)      (1.2)       4.6       12.3       3.2       (6.8)      (3.8)

Earnings (loss) from continuing
   Operations                        (5.2)     (15.0)     (15.7)     (17.1)       2.4        .4      (14.1)     (14.3)

Discontinued operations                .2         .3         .4        (.5)        .2       (.5)        .9        (.4)

                                   ------     ------     ------     ------     ------    ------     ------     ------
Net earnings (loss)                $ (5.0)    $(14.7)    $(15.3)    $(17.6)    $  2.7    $ (0.1)    $(13.2)    $(14.7)
                                   ======     ======     ======     ======     ======    ======     ======     ======

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES


To the Board of Directors
 of GS Technologies Corporation

Our audits of the consolidated financial statements referred to in our report dated February 18, 2000, except for Note 19 for which the date is March 13, 2000, appearing on page F-1 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth herein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP


Charlotte, North Carolina
February 18, 2000

                                                                      Schedule I
                           GS TECHNOLOGIES CORPORATION
              CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

                             STATEMENTS OF EARNINGS
                             (DOLLARS IN THOUSANDS)

                                                              Year Ended December 31,
                                                --------------------------------------------------------
                                                    1999               1998                1997
                                                -----------------  ------------------  -----------------
Equity in loss of subsidiaries                  $        (48,514)  $        (34,556)   $        (12,093)
Equity in income of joint ventures                           283              1,490               1,530
Gain on divestitures                                       -                  5,176                -
Other, net                                                (2,235)            (1,606)             (1,262)
                                                -----------------  ------------------  -----------------

Loss before income tax                                   (50,466)           (29,496)            (11,825)

Income tax benefit (provision)                            (2,119)             4,145              (4,291)
                                                -----------------  ------------------  -----------------

Net loss                                        $        (52,585)  $        (25,351)   $        (16,116)
                                                =================  ==================  =================

                  See notes to Condensed Financial Information.

                                                                      Schedule 1
                           GS TECHNOLOGIES CORPORATION
              CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                         December 31,         December 31,
                                                                             1999                 1998
                                                                        -------------------  -------------------
ASSETS
Current assets:
   Cash and cash equivalents                                            $           265      $             8
   Other receivables                                                                 83                  108
   Recoverable income taxes                                                       -                    4,612
   Deferred Income Taxes                                                            222                1,036
                                                                        -------------------  -------------------
     Total current assets                                                           570                5,764

Loans to affiliates                                                               -                    3,500
Investment in subsidiaries                                                       39,228               82,463
Investment in joint ventures                                                      8,500                8,675
Other assets                                                                      2,001                -
                                                                        -------------------  -------------------
     Total assets                                                       $        50,299      $       100,402
                                                                        ===================  ===================

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Payables to affiliates                                               $         4,134      $         4,669
   Payables and accrued liabilities                                                 793                  588
   Income taxes payable                                                           1,806                -
                                                                        -------------------  -------------------
     Total current liabilities                                                    6,733                5,257

Deferred income taxes payable                                                    13,237               19,922
Other long-term liabilities                                                       5,239                4,497
                                                                        -------------------  -------------------
     Total liabilities                                                           25,209               29,676
                                                                        -------------------  -------------------

Shareholder's equity
   Common Stock, $.01 par value, 1,000 shares authorized,
     100 shares issued and outstanding at December 31, 1999 and
     1998                                                                             1                    1
   Additional paid-in capital                                                   139,072              132,716
   Accumulated deficit                                                         (111,781)             (59,196)
   Accumulated other comprehensive income                                        (2,202)              (2,795)
                                                                        -------------------  -------------------
     Total shareholder's equity                                                  25,090               70,726
                                                                        -------------------  -------------------
     Total liabilities and shareholder's equity                         $        50,299      $       100,402
                                                                        ===================  ===================


                  See notes to Condensed Financial Information.

                                                                      Schedule I
                           GS TECHNOLOGIES CORPORATION
              CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                              Years Ended December 31,
                                                               ------------------------------------------------------------
                                                                   1999                1998                  1997
                                                               -----------------  --------------------  -------------------
OPERATING ACTIVITIES:
   Net loss                                                    $       (52,585)   $       (25,351)      $       (16,116)
   Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
       Equity in loss of subsidiaries                                   48,514             34,556                12,093
       Equity in income of joint ventures                                 (283)            (1,490)               (1,530)
       Dividends from joint ventures                                       458              1,434                 1,018
       Gain on divestitures                                              -                 (5,176)                -
       Gain on repurchase of long term debt                             (1,060)             -                     -
       Deferred income taxes                                            (5,871)            (2,308)               (3,436)
       Changes in operating assets and liabilities:
         Receivables                                                        25                (45)                  272
         Payables and accrued liabilities                                  205              2,286                    79
         Income taxes                                                    6,418             (4,475)                6,469
         Other                                                             394              4,200                   498
                                                               -----------------  --------------------  -------------------
         Net cash provided by (used in) operating activities            (3,785)             3,631                  (653)
                                                               -----------------  --------------------  -------------------

INVESTING ACTIVITIES:
   Investment in subsidiaries                                           (3,319)           (21,765)              (10,730)
   Purchase of additional interest in Moly-Cop
      Philippines                                                        -                 (1,000)                -
   Dividends received from subsidiaries                                  6,440             12,577                10,761
   Proceeds from disposition of property, plant and
      equipment                                                          -                  9,500                 -
   Loan to affiliate                                                     -                 (3,500)                -
   Change in receivable/payable to affiliates                             (535)             -                     -
                                                               -----------------  --------------------  -------------------
         Net cash provided by (used in) investing activities             2,586             (4,188)                   31
                                                               -----------------  --------------------  -------------------

FINANCING ACTIVITIES:
   Contribution from GSI                                                 1,456                550                 -
                                                               -----------------  --------------------  -------------------
         Net cash provided by financing activities                       1,456                550                 -
                                                               -----------------  --------------------  -------------------

Net increase (decrease) in cash and cash equivalents                       257                 (7)                 (622)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                       8                 15                   637
                                                               -----------------  --------------------  -------------------
   End of period                                               $           265    $             8       $            15
                                                               =================  ====================  ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Non-cash financing activities:
          Contribution of note payable from parent             $         4,900    $         -           $         -
          Contribution of loan to affiliate to subsidiary      $         3,500    $         -           $         -

                  See notes to Condensed Financial Information.

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

NOTE 2 - RESTRICTED ASSETS

GST owns 100% of the common stock of GS Technologies Operating Co., Inc. ("GSTOC"), ME International, Inc. ("MEI"), Inversiones en Molienda (Chile), Acerco S.A. (Peru), GST Europa SpA (Italy), and GST Philippines, Inc. (Philippines) and holds investments in various joint ventures.

At December 31, 1999 and 1998, GSTOC and MEI had long-term debt instruments that contained various covenants which, among other things, restricted the payment of dividends to GST. Restricted net assets were $18,325 and $19,067 at December 31, 1999 and 1998, respectively. There were no restrictions for dividend payments from the other subsidiaries to GST.

                                                                     Schedule II
                           GS TECHNOLOGIES CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS

                   For the Three Years Ended December 31, 1999
                                 (In Thousands)

                                                                        Additions
                                                              ---------------------------------

                                             Balance at        Charged to         Charge to                         Balance at
Description                                   Beginning         Costs and           Other                             End of
                                              of Period          Expense          Accounts         Deductions         Period
                                           ----------------   ---------------   ---------------  -----------------  ---------------

1999

Valuation account deducted from assets -
   Allowance for doubtful accounts         $        1,893     $          291    $      -         $         (444)    $      1,740
                                           ================   ===============   ===============  =================  ===============


1998

Valuation account deducted from assets -
   Allowance for doubtful accounts         $        1,581     $        1,161    $      -         $         (849)    $      1,893
                                           ================   ===============   ===============  =================  ===============


1997

Valuation account deducted from assets -
   Allowance for doubtful accounts         $        1,612     $          307    $      -         $         (338)    $      1,581
                                           ================   ===============   ===============  =================  ===============

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2000.

                             GS TECHNOLOGIES CORPORATION AND
                             GS TECHNOLOGIES OPERATING CO., INC.


                                   By:       /s/ Luis E. Leon
                                       ---------------------------------------
                                       Luis E. Leon, Executive Vice President,
                                       Chief Financial Officer, Executive Vice
                                       President - Mining Products, and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                         Title
----------                         -----

/s/ Mark G. Essig                  Chairman, President, Chief
-------------------------------    Executive Officer, and Director
Mark G. Essig                      (Principal Executive Officer)


/s/ Luis E. Leon                   Executive Vice President,
-------------------------------    Chief Financial Officer,
Luis E. Leon                       Executive Vice President - Mining
                                   Products (Principal Financial Officer),
                                   and Director


/s/ David O. Shelley               Vice President and Controller
-------------------------------    (Principal Accounting Officer)
David O. Shelley


/s/ Roger R. Regelbrugge           Director
-------------------------------
Roger R. Regelbrugge


/s/ Paul B. Edgerley               Director
-------------------------------
Paul B. Edgerley

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT
SECTION 12 OF THE ACT.

No annual report or proxy soliciting materials has been provided to security holders as of the date of filing of this annual report on Form 10-K. The Registrants may subsequently provide an annual report to security holders and will provide the Commission with copies of any such report. The Registrants do not plan to send a proxy statement, form of proxy or other proxy soliciting material to its security holders during 2000.