Form 10-Q
period 2000-03-31
GS TECHNOLOGIES OPERATING CO INC
filed 2000-05-10
CIK 925906

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000   COMMISSION FILE NUMBER 033-80618

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         There were 100 shares of GS Technologies Operating Co., Inc. Common Stock, par value $.01 per share, outstanding at May 10, 2000. There were 100 shares of GS Technologies Corporation Common Stock, par value $.01 per share, outstanding at May 10, 2000.

         This document consists of 14 sequentially numbered pages.

================================================================================

PART I.         FINANCIAL INFORMATION

Item 1: Financial Statements

                           GS TECHNOLOGIES CORPORATION
                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS

                             (Dollars in thousands)

                                                                Three Months Ended
                                                           ---------------------------
                                                           March 31,         March 31,
                                                             2000              1999
                                                           ---------         ---------

Net sales                                                  $ 178,174         $ 179,925

Operating costs and expenses:
     Cost of products sold                                   167,269           157,029
     Selling, general and administrative expenses              9,333             9,917
     Depreciation and amortization                             6,813             6,729
                                                           ---------         ---------
                                                             183,415           173,675
                                                           ---------         ---------

Operating income (loss)                                       (5,241)            6,250

Other income (expense):
     Interest expense, net                                    (9,252)           (9,336)
     Equity in income (loss) of joint ventures                   864            (1,974)
     Fees from joint ventures                                    786               886
     Other, net                                                  784               (63)
                                                           ---------         ---------
                                                              (6,818)          (10,487)
                                                           ---------         ---------

Loss from continuing operations before income taxes          (12,059)           (4,237)

Income tax provision                                            (769)             (961)
                                                           ---------         ---------

Loss from continuing operations                              (12,828)           (5,198)
                                                           ---------         ---------

Discontinued operations (net of tax)
     Gain on sale                                              4,653                --
     Income (loss) from operations                               (21)              214
                                                           ---------         ---------
        Total discontinued operations                          4,632               214

Loss before extraordinary item                                (8,196)           (4,984)

Extraordinary item (Note 5)                                   (1,522)               --
                                                           ---------         ---------

Net loss                                                   $  (9,718)        $  (4,984)
                                                           =========         =========

            See notes to unaudited consolidated financial statements.

                           GS TECHNOLOGIES CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)

                                                                             March 31,        December 31,
                                                                                2000              1999
                                                                            (unaudited)
                                                                             ---------         ---------
ASSETS
   Current assets:
   Cash and cash equivalents                                                 $   7,198         $   3,937
   Receivables, net of allowance of $1,725 in 2000 and $1,740 in 1999           84,932            86,924
   Receivables from related parties                                              7,667             6,301
   Inventories (Note 6)                                                        111,577           111,181
   Prepaid expenses and other current assets                                    15,897             7,343
   Deferred income taxes                                                         5,508             5,691
                                                                             ---------         ---------
     Total current assets                                                      232,779           221,377

Investments in joint ventures                                                   14,422            14,919
Property, plant and equipment, net                                             234,650           234,168
Net acquisition premium                                                         40,367            40,652
Net assets of discontinued operations (Note 3)                                      --            53,473
Other assets                                                                    14,399            14,094
                                                                             ---------         ---------
     Total assets                                                            $ 536,617         $ 578,683
                                                                             =========         =========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
   Trade payables                                                            $  81,816         $  88,081
   Notes payable (Note 9)                                                        7,828             5,882
   Current portion of long-term debt                                               274             1,034
   Accrued expenses                                                             45,088            44,872
   Income taxes payable                                                          3,843             2,859
   Payables to related parties                                                   4,696             4,706
                                                                             ---------         ---------
     Total current liabilities                                                 143,545           147,434

Long-term debt                                                                 312,948           342,568
Post retirement benefit obligations other than pensions                         30,484            29,995
Deferred income taxes                                                           14,297            14,427
Other long-term liabilities                                                     22,991            22,649
                                                                             ---------         ---------
     Total liabilities                                                         524,265           557,073

Commitments and contingencies (Note 10)

Shareholder's equity:
   Common Stock, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding at March 31, 2000 and December
      31, 1999                                                                       1                 1
   Additional paid in capital                                                  139,072           139,072
   Accumulated deficit                                                        (121,499)         (111,781)
   Accumulated comprehensive loss                                               (5,222)           (5,682)
                                                                             ---------         ---------
     Total shareholder's equity                                                 12,352            21,610
                                                                             ---------         ---------
     Total liabilities and shareholder's equity                              $ 536,617         $ 578,683
                                                                             =========         =========

            See notes to unaudited consolidated financial statements

                           GS TECHNOLOGIES CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                 Three Months Ended
                                                                             -------------------------
                                                                             March 31,       March 31,
                                                                                2000           1999
                                                                             ---------       --------
OPERATING ACTIVITIES:
   Net loss                                                                  $  (9,718)      $ (4,984)
   Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
     Extraordinary item                                                          1,522             --
     Depreciation and amortization                                               6,813          6,729
     Gain on divestitures                                                       (5,223)            --
     Deferred income taxes                                                          53            128
     Equity in (income) loss of joint ventures                                    (864)         1,974
     Dividends from joint ventures                                                 662            785
     Post retirement benefit obligations accrued in excess of cash paid            489            415
     Changes in operating assets and liabilities:
         Receivables                                                             1,223          1,426
         Inventories                                                               339         16,694
         Payables and accrued expenses                                         (13,933)       (10,128)
         Other                                                                   1,330          2,194
                                                                             ---------       --------
            Net cash provided by (used in) operating activities
                of continuing operations                                       (17,307)        15,233
     Operating cash flow from discontinued operations                           (2,754)            95
                                                                             ---------       --------
            Net cash provided by (used in) operating activities                (20,061)        15,328
                                                                             =========       ========

INVESTING ACTIVITIES:
   Capital expenditures                                                         (6,423)        (4,762)
   Investment in joint ventures                                                     --         (3,750)
   Proceeds from divestiture                                                    68,500             --
                                                                             ---------       --------
            Net cash provided by (used in) investing activities
                of continuing operations                                        62,077         (8,512)
   Investing cash flow from discontinued operations                                (70)          (386)
                                                                             ---------       --------
            Net cash provided by (used in) investing activities                 62,007         (8,898)
                                                                             =========       ========

FINANCING ACTIVITIES:
   Borrowings under revolving credit facility                                  111,125         38,234
   Repayments on revolving credit facility                                     (95,131)       (43,966)
   Repayments on long-term debt                                                (46,389)          (125)
   Proceeds from (payments on) notes payable, net                                1,664         (2,282)
   Deposits on letters of credit                                                (7,449)            --
   Deferred financing costs                                                     (2,218)            --
   Contribution from parent                                                         --            466
                                                                             ---------       --------
           Net cash used in financing activities                               (38,398)        (7,673)
                                                                             ---------       --------

Effect of exchange rate changes on cash                                           (287)          (511)
                                                                             ---------       --------
Net increase (decrease) in cash and cash equivalents                             3,261         (1,754)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                           3,937         10,664
                                                                             ---------       --------
   End of period                                                             $   7,198       $  8,910
                                                                             =========       ========

SUPPLEMENTAL DISCLOSURE OF CASH  FLOW INFORMATION:
   Cash paid during the period for interest                                  $  10,518       $  9,266
   Cash paid during the period for taxes                                     $     305       $    942

NON CASH FINANCING ACTIVITIES:
   Contribution of notes payable from parent                                 $      --       $  4,900

            See notes to unaudited consolidated financial statements

                           GS TECHNOLOGIES CORPORATION
             UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                             (Dollars in thousands)


                                                    Three Months Ended
                                                  -----------------------
                                                  March 31,     March 31,
                                                     2000          1999
                                                   -------       -------

Net loss                                           $(9,718)      $(4,984)

Other comprehensive income, net of tax:
     Foreign currency translation adjustments          460           325
                                                   -------       -------

         Other comprehensive income                    460           325

Comprehensive loss                                 $(9,258)      $(4,659)
                                                   =======       =======


            See notes to unaudited consolidated financial statements.

                           GS TECHNOLOGIES CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, unless otherwise noted)

1.       BASIS OF PRESENTATION

The unaudited consolidated financial statements of GS Technologies Corporation (the "Company" or "GST") included herein reflect, in the opinion of management, all normal recurring adjustments necessary for a fair presentation. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Consolidated Balance Sheet as of December 31, 1999 has been extracted from the audited consolidated financial statements as of that date. Certain amounts previously reported have been reclassified to conform to the current year presentation.

2.       FINANCIAL STATEMENT NOTES

Reference is made to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for a summary of significant accounting policies and other information, the substance of which has not changed materially as of March 31, 2000, unless otherwise noted herein.

3.       DIVESTITURE

In January 2000, GS Technologies Operating Co., Inc. ("GSTOC"), a wholly owned subsidiary of GST, completed the sale of the common stock of its subsidiary Florida Wire and Cable, Inc. ("FWC") for $68.5 million in cash, subject to a purchase price adjustment as defined in the stock purchase agreement. As a result of the sale, the Company recorded a gain of $4.7 million (net of taxes of $.5 million) and deferred recognition of additional gain pending resolution of purchase price adjustments proposed by the buyer. The disposition of the wire products business represents the disposal of a segment of a business under APB No. 30. Accordingly, the unaudited consolidated financial statements have been restated to reflect the operations of FWC as a discontinued operation. Net sales of FWC were $24.7 million for the first quarter of 1999.

4.       NEW CREDIT FACILITIES

On March 13, 2000, GSTOC and its subsidiaries entered into a new credit agreement with a financial institution consisting of a $120 million revolver, including a $25 million subfacility for the issuance of letters of credit (subject to a borrowing base limitation), collateralized by inventory and accounts receivable (the "New Revolving Credit Facility") and a $10 million term loan collateralized by property, plant and equipment and other noncurrent assets of GSTOC and its subsidiaries (the "New Term Loan Facility"). GSTOC expects to replace the New Term Loan Facility with a new five year $50 million term loan facility that is currently in the approval process. The new credit facilities contain no operating covenants other than a requirement that GSTOC maintain availability under the New Revolving Credit Facility of at least $25 million and certain capital expenditure limitations.

Proceeds from the refinancing were used to prepay the outstanding balances on the existing GSTOC revolver and term loan and the ME International, Inc. ("MEI") revolver and term loan. Simultaneous with the closing of the new credit agreement, MEI, a producer of mill liners used the mining industry, became a wholly owned subsidiary of GSTOC. Previously, MEI was a wholly owned subsidiary of GST. Borrowings under the New Revolving Credit Facility and New Term Loan Facility bear interest at varying margins over the prime rate or the Eurodollar rate. The rate in effect on March 31, 2000 was 9.15%.

5.       EXTRAORDINARY ITEM

The Company incurred an extraordinary charge of $1.5 million in the first quarter of 2000 for the write off of unamortized financing costs in connection with early debt retirement.

                           GS TECHNOLOGIES CORPORATION
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                 (Dollars in thousands, unless otherwise noted)


6.       INVENTORIES

Inventories consist of the following:

                                                    March 31,    December 31,
                                                      2000           1999
                                                    --------      --------

             Finished and semi-finished             $ 60,336      $ 57,841
             Raw materials, supplies and other        51,241        53,340
                                                    --------      --------
                  Total                             $111,577      $111,181
                                                    ========      ========

7.       JOINT VENTURES

The Company has a 50% interest in American Iron Reduction, L.L.C. ("AIR"), a joint venture company producing direct reduced iron ("DRI"). AIR started operations in January 1998 and has rated capacity of approximately 1.2 million metric tons of DRI annually. DRI is a substitute for high quality steel scrap used in certain steel making facilities.

The Company is also party to a DRI purchase agreement with AIR in effect through March 2013, pursuant to which the Company agrees, subject to the terms of the agreement, to purchase up to a maximum of 300,000 metric tons of DRI annually, if produced and tendered by AIR. The Company's cost of acquiring DRI from AIR approximates 50% of AIR's total cash cost which excludes depreciation and amortization and includes capital expenditures, cash interest and debt principal paid by AIR. The Company accounts for DRI purchased from AIR and resold to others as components of net sales and cost of products sold and accounts for DRI used in its own steelmaking operations as a component of production cost. During each of the quarters ended March 31, 2000 and 1999, the Company sold most of its purchases of DRI to third parties which resulted in a negative gross margin. Income or losses from joint ventures, including AIR, are reported in the statement of earnings under the caption "Equity in income (loss) of joint ventures".

Because of construction problems with the adjacent third party material handling facility, the date for the conversion of AIR's construction loan to term loan status was extended until March 31, 1999 at which time AIR and its lenders were unable to agree upon conditions of conversion and effective March 31, 1999, AIR defaulted under the terms of the construction loan agreement. AIR and its lenders have reached an agreement in principal regarding a restructuring that provides AIR with cash flow relief over the next three years which will result in lower DRI prices to GSTOC. Under the terms of the proposed restructuring, in the event AIR is sold during the next three years, GSTOC will be released from all obligations related to AIR and may be required, under certain circumstances, to make a cash payment up to a maximum of $15 million. The proposed new agreement includes a clawback provision whereby 75% of any excess in the DRI market price over the price paid for DRI by GSTOC would be added to GSTOC's invoice price from AIR and applied to outstanding principal. The proposed restructuring agreement is subject to approval by the credit committees of all the lenders comprising the lending group, AIR, GSTOC and its joint venture partner.

8.       CLAIM SETTLEMENTS

During the first quarter of 1999, the Company recorded gains of $3.4 million from settlements of antitrust claims against its electrode suppliers. Such gains were recorded as a reduction to cost of products sold. Also in the first quarter of 1999, the Company received a settlement of $2.6 million from one of its customers regarding minimum purchase requirements which was included in net sales.

9.       NOTES PAYABLE

Notes payable of $7.8 million consists of short-term revolving credit facilities in Chile, Peru and Italy for working capital requirements and general corporate purposes.

                           GS TECHNOLOGIES CORPORATION
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                 (Dollars in thousands, unless otherwise noted)

10.      COMMITMENTS AND CONTINGENCIES

LITIGATION AND OTHER CONTINGENCIES

In August, 1996, Samsung America, Inc. ("Samsung") filed an action in the Supreme Court of the state of New York seeking monetary damages against GSI (the Company's parent), the Company, its Peruvian subsidiary, Acerco, and Acerco's partners in the Siderperu joint venture, collectively, ("the Defendants"). Samsung seeks to recover purported damages of $48.5 million and punitive damages of $10.0 million and alleges that the Defendants failed to honor a written contract which entitled Samsung to obtain an equity interest in Siderperu and to provide certain distribution and trading services on an exclusive basis. The Company believes that it has substantial and meritorious defenses and will defend itself accordingly.

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

There are various other claims pending involving the Company arising out of the normal course of business. In management's opinion, the ultimate liability resulting therefrom will not materially effect the financial position, results of operations or cash flows of the Company.

INDEMNIFICATIONS FROM ARMCO

As part of the Purchase and Sale Agreement with Armco, Inc. ("Armco") (which merged with and into AK Steel in September 1999), the Company has been indemnified by Armco for certain environmental issues at certain of its facilities.

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

The Company has several environmental issues currently under discussion with various federal and local agencies, some of which involve compliance and/or remediation at certain properties. The Company records certain operating expenses for environmental compliance, testing and other environmental related costs as expenses when incurred. When it has been possible to determine reasonable estimates of liabilities related to environmental issues, based upon information from engineering and environmental specialists, the Company has made provisions and accruals. At March 31, 2000, $2.7 million was accrued for environmental related issues. The Company believes, based upon information currently available to management, that it will not require expenditures to maintain compliance with environmental requirements which would have a material adverse effect on its financial condition, results of operations or cash flows.

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

11.      GEOGRAPHIC INFORMATION

Financial information by geographic region for the Company is presented below. South America is principally comprised of the Company's operations in Chile and Peru. Europe and Other includes the Company's operations in Europe (principally Italy), and other joint venture interests around the world including Canada, Mexico and Australia.

                                                     March 31, 2000 and the three months ended March 31, 2000
                                             -------------------------------------------------------------------------
                                                  United               South             Europe
                                                  States              America           and Other          Total
                                             -----------------    -----------------  ----------------  ---------------
Net sales                                    $      149,542       $      25,734      $      2,898      $    178,174
Operating income (loss)                              (8,569)              3,152               176            (5,241)
Equity in income (loss) of joint ventures             1,539                (963)              288               864
Net earnings (loss)                                 (11,661)              1,443               500            (9,718)
Total assets                                        460,792              61,165            14,660           536,617
Total liabilities                                   490,592              28,096             5,577           524,265
Net assets                                          (29,800)             33,069             9,083            12,352

                                                                Three months ended March 31, 1999
                                             ------------------------------------------------------------------------
                                                  United               South             Europe
                                                  States              America           and Other          Total
                                             -----------------   ------------------  ----------------  ---------------
Net sales                                    $      150,657      $      26,476       $      2,792      $    179,925
Operating income                                      1,911              4,300                 39             6,250
Equity in income (loss) of joint ventures              (574)            (1,485)                85            (1,974)
Net earnings (loss)                                  (6,751)             1,607                160            (4,984)

                           GS TECHNOLOGIES CORPORATION
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                 (Dollars in thousands, unless otherwise noted)

12.      SUMMARIZED FINANCIAL INFORMATION OF GSTOC

GSTOC has issued Senior Notes, of which $247 million principal amount was outstanding as of March 31, 2000. The Senior Notes are unconditionally guaranteed by the Company. The Company has also unconditionally guaranteed GSTOC's obligations to pay principal and interest with respect to the new credit facilities (See Note 4). Accordingly, summarized financial information for GSTOC on a stand alone basis is provided below.

                                                              March 31,      December 31,
                                                                 2000            1999
                                                              ---------       ---------
Current assets                                                $ 187,922       $ 176,042
Noncurrent assets                                               269,772         324,937
                                                              ---------       ---------

     Total assets                                             $ 457,694       $ 500,979
                                                              =========       =========

Current liabilities                                           $ 116,247       $ 117,925
Noncurrent liabilities                                          358,547         387,600
                                                              ---------       ---------
                                                                474,794         505,525

Shareholder's deficit                                           (17,100)         (4,546)
                                                              ---------       ---------

      Total liabilities and shareholder's deficit             $ 457,694       $ 500,979
                                                              =========       =========

                                                             Three Months     Three Months
                                                                Ended             Ended
                                                            March 31, 2000   March 31, 1999
                                                             (unaudited)       (unaudited)
                                                            --------------   --------------
Net sales                                                     $ 149,556       $ 150,656
Cost of products sold                                           144,082         134,274
Selling, general and administrative expenses                      7,053           7,517
Depreciation and amortization                                     6,329           6,291
                                                              ---------       ---------

     Operating income (loss)                                     (7,908)          2,574

Interest expense                                                 (9,192)         (9,348)
Equity in loss of joint venture                                      --          (1,153)
Fees from joint ventures                                          1,078           1,272
Other, net                                                          495              (4)
                                                              ---------       ---------
     Loss from continuing operations before income taxes        (15,527)         (6,659)

Income tax provision                                               (137)         (1,175)
                                                              ---------       ---------

      Loss from continuing operations                           (15,664)         (7,834)

Discontinued operations (net of tax)
     Gain on sale                                                 4,653              --
     Income (loss) from operations                                  (21)            214
                                                              ---------       ---------
         Total discontinued operations                            4,632             214

      Loss before extraordinary item                            (11,032)         (7,620)

Extraordinary item                                               (1,522)             --
                                                              ---------       ---------

     Net loss                                                 $ (12,554)      $  (7,620)
                                                              =========       =========

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This discussion contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties that could cause actual results of the Company to differ materially from those matters expressed in or implied by such forward-looking statements. Words such as "expects", "anticipates", "believes" and "intends", variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking information provided by the Company should be evaluated in the context of these factors.

The following discussion and analysis is based on continuing operations excluding the impact of the discontinued operations discussed in Note 3 to the unaudited consolidated financial statements. This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes and the Company's December 31, 1999 financial statements included in the Company's Annual Report on Form 10-K.

RESULTS OF OPERATIONS - FIRST QUARTER 2000 COMPARED TO FIRST QUARTER 1999.

NET SALES - Net sales for the first quarter of 2000 decreased slightly to $178.2 million from $179.9 million for the first quarter of 1999. The Company experienced volume declines for all steel products in the first quarter of 2000 compared to the prior year first quarter. Also contributing to the slight decline in revenues was an $11 per ton decline in average selling prices of grinding media, caused by the slow down in worldwide mining activity. Offsetting these factors in the first quarter of 2000 was a 6% increase in average selling prices of the Company's mill liner business and an increase in DRI sales to third parties of $5.0 million. Net sales in 1999 included a settlement of $2.6 million received from one of the Company's customers regarding minimum purchase requirements.

COST OF PRODUCTS SOLD AND GROSS MARGINS - Cost of products sold as a percent of net sales increased to 93.9% in the first quarter of 2000 from 87.3% in the first quarter of the prior year. Margins were adversely impacted in 2000 by the overall decline in the Company's average selling prices and by increases in the Company's raw materials costs. During the first quarter of 1999, the Company recorded gains of $3.4 million from settlements of antitrust claims against its electrode suppliers which were recorded as a reduction to cost of products sold.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses decreased $.6 million to $9.3 million for the first quarter of 2000 as a result of the Company's continuing efforts regarding cost reductions.

NET INTEREST EXPENSE - Net interest expense remained constant at $9.3 million. Included in this amount for both quarters was $.4 million of amortization of debt issuance costs.

OTHER INCOME (EXPENSE) - Other income (expense), which is primarily comprised of equity in income (loss) of joint ventures and fees from joint ventures, was income of $2.4 million for the first quarter of 2000 compared to net expense of $1.2 million in 1999. The 1999 results included equity losses of $1.2 million from the Company's direct reduced iron ("DRI") joint venture and $1.4 million from the Company's joint venture in Peru. As of December 31, 1999, the Company's investment in each of these joint ventures was zero; therefore, no equity losses were recognized in the first quarter of 2000.

INCOME TAXES - Income tax expense for the quarter ended March 31, 2000 was $.8 million on a pre-tax loss of $12.1 million, resulting in an effective tax rate that is not meaningful. The Company did not record any tax benefit on domestic losses, but did provide for taxes on the income of its foreign subsidiaries. Likewise, income tax expense for the first quarter of 1999 was $1.0 million on a pre-tax loss of $4.2 million.

LOSS FROM CONTINUING OPERATIONS - As a result of the foregoing, the Company had a loss from continuing operations before extraordinary item of $12.8 million for the three months ended March 31, 2000 as compared to a loss of $5.2 million for the same period in 1999. The Company incurred an extraordinary charge of $1.5 million in the first quarter of 2000 in connection with early debt retirement.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company had total cash and cash equivalents of $7.2 million, an increase of $3.3 million from December 31, 1999. The ratio of current assets to current liabilities at March 31, 2000 was 1.62, increasing from 1.50 at December 31, 1999. Operating activities from continuing operations used $17.3 million of cash during the first quarter of 2000, whereas the Company generated $15.2 million of operating cash flow in the first quarter of 1999. The changes in operating assets and liabilities generated negative cash flow of $11.0 million in the first quarter of 2000 compared to positive cash flow of $10.2 million in the same prior year period, primarily due to a decrease in payables and accrued expenses. Operating cash flow in 1999 included positive cash flow generated by a $16.7 million decrease in inventories.

Net cash provided by investing activities of continuing operations was $62.0 million for the first quarter of 2000, consisting of proceeds from the sale of Florida Wire and Cable, Inc. less capital expenditures of $6.4 million. During the first quarter of 2000, the Company made debt repayments of $28.7 million, cash collateralized $7.4 million of letters of credit issued under the previous credit facility, and paid $2.2 million of financing costs in connection with the refinancing discussed below.

While management believes that funds available from the Company's cash flow from operations and credit facilities will be sufficient, in the aggregate, to fund planned working capital, capital expenditure and debt service requirements for 2000, management continues to evaluate alternative sources of funds. There are fluctuations in the Company's working capital needs over the course of a year, generally influenced by various factors such as seasonality, inventory levels and the timing of raw material purchases. Due to the cyclical nature of the Company's business, management believes that it is important for the Company to maintain borrowing facilities in excess of working capital requirements.

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

The Company manages its liquidity needs on a consolidated basis with borrowings available under the New Revolving Credit Facility (as defined below), and various credit facilities available at its international subsidiaries and joint ventures. On March 13, 2000, GSTOC and its subsidiaries (which now includes ME International, Inc. "MEI") entered into a new credit agreement with a financial institution, the proceeds of which were used to prepay the outstanding balances on GSTOC's revolving credit facility and term loan and MEI's credit facilities. The new credit facilities consist of (i) a revolving credit facility of up to $120 million, including a $25 million subfacility for the issuance of letters of credit (subject to a borrowing base limitation), collateralized by inventory and accounts receivable (the "New Revolving Credit Facility") and (ii) a $10 million term loan collateralized by property, plant and equipment and other noncurrent assets of GSTOC and its subsidiaries (the "New Term Loan Facility"). GSTOC expects to replace the New Term Loan Facility with a new five year $50 million term loan facility that is currently in the approval process.

Borrowings under the New Revolving Credit Facility bear interest at varying margins over the prime rate or the Eurodollar rate. Increases in prevailing rates could adversely affect the Company's cash flow. To the extent that the interest rate on the New Revolving Credit Facility increases or the principal amount outstanding increases, there will be corresponding increases in the Company's interest obligations. As of March 31, 2000, $7.8 million of letters of credit were outstanding, and the unused availability under the New Revolving Credit Facility was $24.5 million.

See Note 7 to the Company's Unaudited Consolidated Financial Statements regarding the Company's DRI joint venture which is herein incorporated by reference.

RISK FACTORS AND OUTLOOK

During 1999 and the first quarter of 2000, the Company's results were negatively impacted by market conditions within the domestic steel industry. Distressed economic conditions in foreign markets, particularly in Asia, have resulted in record levels of low priced imports into the U.S. causing increased competition and dramatic declines in selling prices. In February 2000, the U.S. President granted domestic wire rod producers some import protection in the form of a tariff rate quota which went into effect in March 2000 and will remain in place for three years. In the first year, wire rod imports in excess of 1.58 million tons will be subject to a tariff of 10%. The level of imports will be allowed to increase by 2 percent a year in the second and third years, while the tariff penalty will decrease by 2.5 percentage points a year.

In February 2000, the Company, along with some competitors, announced wire rod price increases effective April 1, 2000. Until such time that these tariffs and price increases take effect, the Company's financial condition could continue to be negatively impacted.

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the three months ended March 31, 2000. The Company is exposed to various types of market risk in the ordinary course of business, including the impact of potential adverse changes in interest rates and foreign currency exchange rate fluctuations.

INTEREST RATE RISK

The Company manages interest rate risks by maintaining certain ratios of fixed to variable rate debt. The Company does not currently use derivative financial instruments. At March 31, 2000, the Company had fixed rate long term debt of $247.0 million and variable rate borrowings of $66.0 million. Assuming a hypothetical adverse change in interest rates of 10%, the Company would incur an additional $.3 million in interest expense per year on variable rate borrowings.

FOREIGN CURRENCY RISK

The Company is exposed to foreign currency exchange risk as the local currency financial statements of its international operations are translated to U.S. dollars. As currency exchange rates fluctuate, such changes result in cumulative translation adjustments which are included in shareholder's equity in the Unaudited Consolidated Balance Sheets. None of the components of the Company's unaudited consolidated financial statements was materially affected by exchange rate fluctuations in the quarters ended March 31, 2000 or 1999. The Company does not currently have any foreign currency forward contracts or foreign currency swap agreements.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  Note 10 to the Company's Unaudited Consolidated Financial Statements is herein incorporated by reference.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits filed herewith:

                  Exhibit No.             Description
                  -----------             -----------

                  27                      Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter ended March 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th of May 2000.


                                          GS Technologies Corporation
                                                            and
                                      GS Technologies Operating Co., Inc.
                                                  (Registrants)


                                  By:              /s/ Luis E. Leon
                                      ------------------------------------------
                                      Luis E. Leon, Executive Vice President-
                                      Chief Financial Officer