Form 10-Q
period 2000-06-30
GS TECHNOLOGIES OPERATING CO INC
filed 2000-08-14
CIK 925906

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000    COMMISSION FILE NUMBER 033-80618

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

                              Yes [X]      No [ ]

         There were 100 shares of GS Technologies Operating Co., Inc. Common Stock, par value $.01 per share, outstanding at August 14, 2000. There were 100 shares of GS Technologies Corporation Common Stock, par value $.01 per share, outstanding at August 14, 2000.


================================================================================

PART 1:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

                           GS TECHNOLOGIES CORPORATION
                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS

                             (Dollars in thousands)

                                                            Three Months Ended                Six Months Ended
                                                         -------------------------       -------------------------
                                                          June 30,        June 30,        June 30,        June 30,
                                                            2000            1999            2000            1999
                                                         ---------       ---------       ---------       ---------
Net sales                                                $ 190,610       $ 167,678       $ 368,784       $ 347,603

Operating costs and expenses:
     Cost of products sold                                 179,319         150,762         346,588         307,791
     Selling, general and administrative expenses            9,759           9,750          19,092          19,667
     Depreciation and amortization                           7,399           7,217          14,212          13,946
                                                         ---------       ---------       ---------       ---------
                                                           196,477         167,729         379,892         341,404
                                                         ---------       ---------       ---------       ---------

Operating income (loss)                                     (5,867)            (51)        (11,108)          6,199

Other income (expense):
     Interest expense, net                                  (9,524)         (9,381)        (18,776)        (18,717)
     Equity in income (loss) of joint ventures                 435          (5,579)          1,299          (7,553)
     Fees from joint ventures                                  666             581           1,452           1,467
     Other, net                                                642             130           1,426              67
                                                         ---------       ---------       ---------       ---------
                                                            (7,781)        (14,249)        (14,599)        (24,736)
                                                         ---------       ---------       ---------       ---------

Loss from continuing operations before income taxes        (13,648)        (14,300)        (25,707)        (18,537)

Income tax provision                                          (854)           (736)         (1,623)         (1,697)
                                                         ---------       ---------       ---------       ---------

Loss from continuing operations                            (14,502)        (15,036)        (27,330)        (20,234)
                                                         ---------       ---------       ---------       ---------

Discontinued operations (net of tax):
     Gain on sale  (Note 3)                                  5,153              --           9,806              --
     Income (loss) from operations                              --             317             (21)            531
                                                         ---------       ---------       ---------       ---------
        Total discontinued operations                        5,153             317           9,785             531

Loss before extraordinary item                              (9,349)        (14,719)        (17,545)        (19,703)

Extraordinary item (Note 5)                                     --              --          (1,522)             --
                                                         ---------       ---------       ---------       ---------

Net loss                                                 $  (9,349)      $ (14,719)      $ (19,067)      $ (19,703)
                                                         =========       =========       =========       =========







            See notes to unaudited consolidated financial statements

                           GS TECHNOLOGIES CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)

                                                                            June 30,       December 31,
                                                                              2000            1999
                                                                          (unaudited)
                                                                          -----------      ------------
ASSETS
Current assets:
   Cash and cash equivalents                                               $   9,132       $   3,937
   Receivables, net of allowance of $1,570 in 2000 and $1,740 in 1999         83,268          86,924
   Receivables from related parties                                            4,863           6,301
   Inventories (Note 6)                                                      113,867         111,181
   Prepaid expenses and other current assets                                   7,281           7,343
   Deferred income taxes                                                       5,325           5,691
                                                                           ---------       ---------
     Total current assets                                                    223,736         221,377

Investments in joint ventures                                                 14,249          14,919
Property, plant and equipment, net                                           230,087         234,168
Net acquisition premium                                                       40,082          40,652
Net assets of discontinued operations (Note 3)                                    --          53,473
Other assets                                                                  14,140          14,094
                                                                           ---------       ---------
     Total assets                                                          $ 522,294       $ 578,683
                                                                           =========       =========


LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
   Trade payables                                                          $  72,703       $  88,081
   Notes payable (Note 9)                                                     14,693           5,882
   Current portion of long-term debt                                               6           1,034
   Accrued expenses                                                           40,024          44,872
   Income taxes payable                                                        2,216           2,859
   Payables to related parties                                                 4,310           4,706
                                                                           ---------       ---------
     Total current liabilities                                               133,952         147,434

Long-term debt                                                               320,156         342,568
Post retirement benefit obligations other than pensions                       30,887          29,995
Deferred income taxes                                                         14,406          14,427
Other long-term liabilities                                                   22,027          22,649
                                                                           ---------       ---------
     Total liabilities                                                       521,428         557,073

Commitments and contingencies (Note 10)

Shareholder's equity:
   Common stock, $.01 par value, 1,000 shares authorized, 100 shares
   issued and outstanding at June 30, 2000 and December 31, 1999                   1               1
   Additional paid in capital                                                139,072         139,072
   Accumulated deficit                                                      (130,848)       (111,781)
   Accumulated comprehensive loss                                             (7,359)         (5,682)
                                                                           ---------       ---------
     Total shareholder's equity                                                  866          21,610
                                                                           ---------       ---------
     Total liabilities and shareholder's equity                            $ 522,294       $ 578,683
                                                                           =========       =========



            See notes to unaudited consolidated financial statements

                           GS TECHNOLOGIES CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                                  Six Months Ended
                                                                                              ------------------------
                                                                                                June 30,      June 30,
                                                                                                  2000          1999
                                                                                              ----------      --------
OPERATING ACTIVITIES:
   Net loss                                                                                   $ (19,067)      $(19,703)
   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Extraordinary item                                                                           1,522             --
     Depreciation and amortization                                                               14,212         13,946
     Gain on divestiture                                                                        (10,680)            --
     Deferred income taxes                                                                          345            244
     Equity in (income) loss of joint ventures                                                   (1,299)         7,553
     Dividends from joint ventures                                                                  832          1,122
     Post retirement benefit obligations accrued in excess of cash paid                             892            866
     Changes in operating assets and liabilities:
         Receivables                                                                              4,738         (2,473)
         Inventories                                                                             (3,044)        13,681
         Payables and accrued expenses                                                          (22,816)       (11,597)
         Other                                                                                    3,146           (830)
                                                                                              ---------       --------
            Net cash provided by (used in) operating activities of continuing operations        (31,219)         2,809
     Operating cash flow from discontinued operations                                            (2,754)         4,472
                                                                                              ---------       --------
            Net cash provided by (used in) operating activities                                 (33,973)         7,281
                                                                                              ---------       --------

INVESTING ACTIVITIES:
   Capital expenditures                                                                         (11,062)        (8,468)
   Investment in joint ventures                                                                      --         (3,750)
   Proceeds from divestitures                                                                    68,953             --
                                                                                              ---------       --------
            Net cash provided by (used in) investing activities of continuing operations         57,891        (12,218)
   Investing cash flow from discontinued operations                                                 (70)        (1,386)
                                                                                              ---------       --------
            Net cash provided by (used in) investing activities                                  57,821        (13,604)
                                                                                              ---------       --------

FINANCING ACTIVITIES:
   Borrowings under revolving credit facility                                                   160,534         78,858
   Repayments on revolving credit facility                                                     (137,332)       (73,347)
   Repayments on long-term debt                                                                 (46,389)          (250)
   Proceeds from (payments on) notes payable, net                                                 8,754           (662)
   Deferred financing costs                                                                      (2,218)            --
   Contribution from parent                                                                          --            466
                                                                                              ---------       --------
           Net cash provided by (used in) financing activities                                  (16,651)         5,065
                                                                                              ---------       --------

Effect of exchange rate changes on cash                                                          (2,002)          (665)
                                                                                              ---------       --------
Net increase (decrease) in cash and cash equivalents                                              5,195         (1,923)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                                            3,937         10,664
                                                                                              ---------       --------
   End of period                                                                              $   9,132       $  8,741
                                                                                              =========       ========

SUPPLEMENTAL DISCLOSURE OF CASH  FLOW INFORMATION:
   Cash paid during the period for interest                                                   $  18,934       $ 18,813
   Cash paid during the period for taxes                                                      $   2,763       $  2,948

NON CASH FINANCING ACTIVITIES:
   Contribution of notes payable from parent                                                  $      --       $  4,900



            See notes to unaudited consolidated financial statements.

                           GS TECHNOLOGIES CORPORATION
             UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                             (Dollars in thousands)

                                                       Three Months Ended            Six Months Ended
                                                    ------------------------      -----------------------
                                                    June 30,       June 30,       June 30,       June 30,
                                                      2000           1999           2000           1999
                                                    --------       ---------      --------       --------

Net loss                                            $ (9,349)      $(14,719)      $(19,067)      $(19,703)

Other comprehensive income (loss), net of tax:

    Foreign currency translation adjustments          (2,137)        (1,487)        (1,677)        (1,162)
                                                    --------       --------       --------       --------

Comprehensive loss                                  $(11,486)      $(16,206)      $(20,744)      $(20,865)
                                                    ========       ========       ========       ========

























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

2.  FINANCIAL STATEMENT NOTES

Reference is made to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for a summary of significant accounting policies and other information, the substance of which has not changed materially as of June 30, 2000, unless otherwise noted herein.

3.  DIVESTITURES

In January 2000, GS Technologies Operating Co., Inc. ("GSTOC"), a wholly owned subsidiary of GST, completed the sale of the common stock of its subsidiary Florida Wire and Cable, Inc. ("FWC") for $68.5 million in cash, subject to a purchase price adjustment as defined in the stock purchase agreement. As a result of the sale, GSTOC recorded a gain of $4.7 million (net of taxes of $.5 million) in the first quarter and deferred recognition of additional gain pending resolution of purchase price adjustments proposed by the buyer. In May 2000, GSTOC paid a $1.9 million purchase price adjustment to the buyer and recognized additional gain on the sale of $5.2 million (net of taxes of $.3 million). The disposition of the wire products business represents the disposal of a segment of a business under APB No. 30. Accordingly, the unaudited consolidated financial statements have been restated to reflect the operations of FWC as a discontinued operation. Net sales of FWC were $25.7 million and $50.4 million for the three months and six months ended June 30, 1999, respectively.

In June 2000, GST completed the sale of the stock of its Italian subsidiary GST Europa SpA for $2.3 million in cash, resulting in a loss of $1.0 million which had previously been recorded as an estimated loss reserve in the fourth quarter of 1999.

4.  NEW CREDIT FACILITIES

In March 2000, GSTOC and its subsidiaries entered into a new credit agreement with a financial institution consisting of a $120 million revolver, including a $25 million subfacility for the issuance of letters of credit (subject to a borrowing base limitation), collateralized by inventory and accounts receivable (the "New Revolving Credit Facility") and a $10 million term loan collateralized by property, plant and equipment and other noncurrent assets of GSTOC and its subsidiaries (the "New Term Loan Facility"). The new credit facilities contain no financial covenants other than a requirement that GSTOC maintain availability under the New Revolving Credit Facility of at least $25 million and certain capital expenditure limitations.

Proceeds from the refinancing were used to prepay the outstanding balances on the existing GSTOC revolver and term loan and the ME International, Inc. ("MEI") revolver and term loan. Simultaneous with the closing of the new credit agreement, MEI, a producer of mill liners used in the mining industry, became a wholly owned subsidiary of GSTOC. Previously, MEI was a wholly owned subsidiary of GST.

In June 2000, GSTOC received an offer of guarantee from the U.S. Government on a five year $50 million term loan facility. GSTOC expects to close with the lender on this term loan facility, which will replace the New Term Loan Facility, during the third quarter of 2000.

Borrowings under the New Revolving Credit Facility and New Term Loan Facility bear interest at varying margins over the prime rate or the Eurodollar rate. The rate in effect on June 30, 2000 was 9.7%.

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

6.  INVENTORIES

Inventories consist of the following:

                                            June 30,     December 31,
                                              2000           1999
                                            --------     ------------

     Finished and semi-finished             $ 54,714      $ 57,841
     Raw materials, supplies and other        59,153        53,340
                                            --------      --------
          Total                             $113,867      $111,181
                                            ========      ========

7.  JOINT VENTURES

The Company has a 50% interest in American Iron Reduction, L.L.C. ("AIR"), a joint venture company producing direct reduced iron ("DRI"). AIR has rated capacity of approximately 1.2 million metric tons of DRI annually. DRI is a substitute for high quality steel scrap used in certain steel making facilities.

The Company is also party to a DRI purchase agreement with AIR in effect through March 2013, pursuant to which the Company agrees to purchase, subject to the terms of the agreement, up to a maximum of 300,000 metric tons of DRI annually, if produced and tendered by AIR. The Company's cost of acquiring DRI from AIR approximates 50 % of AIR's total cash cost which excludes depreciation and amortization and includes capital expenditures, cash interest and debt principal paid by AIR. The Company accounts for DRI purchased from AIR and resold to others as components of net sales and cost of products sold and accounts for DRI used in its own steelmaking operations as a component of production cost. During each of the six months ended June 30, 2000 and 1999, the Company sold most of its purchases of DRI to third parties which resulted in a negative gross margin of $1.6 million in 2000 and $1.5 million in 1999, excluding the minimum purchase requirement settlement received (see Note 8). Income or losses from joint ventures, including AIR, are reported in the consolidated statement of earnings under the caption "Equity in income (loss) of joint ventures".

Due to construction problems with the adjacent third party material handling facility, the date for the conversion of AIR's construction loan to term loan status was extended until March 31, 1999 at which time AIR and its lenders were unable to agree upon conditions of conversion and effective March 31, 1999, AIR defaulted under the terms of the construction loan agreement. During the second quarter of 2000, AIR completed a financial restructuring with its lenders that provides AIR with cash flow relief over the next three years which should result in lower DRI prices to GSTOC. The new agreement includes a clawback provision whereby 75% of any excess in the DRI market price over the price paid for DRI by GSTOC would be added to GSTOC's invoice price from AIR and applied to outstanding principal. Additionally, under the terms of the restructuring, in the event AIR is sold during the next three years, GSTOC will be released from all obligations related to AIR and may be required, under certain circumstances, to make a cash payment up to a maximum of $15 million.

8.  CLAIM SETTLEMENTS

During the first six months of 1999, the Company recorded gains of $4.3 million from settlements of antitrust claims against its electrode suppliers. Such gains were recorded as a reduction to cost of products sold. Also in the first six months of 1999, the Company received a settlement of $2.6 million from one of its customers regarding minimum purchase requirements which was included in net sales.

                           GS TECHNOLOGIES CORPORATION
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 (Dollars in thousands, unless otherwise noted)


9.  NOTES PAYABLE

Notes payable of $14.7 million consists of short-term revolving credit facilities in Chile and Peru for working capital requirements and general corporate purposes.

10. COMMITMENTS AND CONTINGENCIES

LITIGATION AND OTHER CONTINGENCIES

In August 1996, Samsung America, Inc. ("Samsung") filed an action in the Supreme Court of the state of New York seeking monetary damages against GSI (the Company's parent), the Company, its Peruvian subsidiary, Acerco, and Acerco's partners in the Siderperu joint venture, (collectively, "the Defendants"). Samsung seeks to recover purported damages of $48.5 million and punitive damages of $10.0 million and alleges that the Defendants failed to honor a written contract which entitled Samsung to obtain an equity interest in Siderperu and to provide certain distribution and trading services on an exclusive basis. On June 20, 2000 the suit against GSI, the Company, and its Peruvian subsidiary was dismissed on the grounds of lack of jurisdiction and subsequently appealed by Samsung. The Company believes that it has substantial and meritorious defenses and will defend itself accordingly.

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

There are various other claims pending involving the Company and its subsidiaries arising out of the normal course of business. In management's opinion, the ultimate liability resulting therefrom will not materially effect the financial position, results of operations or cash flows of the Company.

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

                           GS TECHNOLOGIES CORPORATION
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 (Dollars in thousands, unless otherwise noted)


The Company has several environmental issues currently under discussion with various federal and local agencies, some of which involve compliance and/or remediation at certain properties. The Company records certain operating expenses for environmental compliance, testing and other environmental related costs as expenses when incurred. When it has been possible to determine reasonable estimates of liabilities related to environmental issues, based upon information from engineering and environmental specialists, the Company has made provisions and accruals. At June 30, 2000, $2.5 million was accrued for environmental related issues. The Company believes, based upon information currently available to management, that it will not require expenditures to maintain compliance with environmental requirements which would have a material adverse effect on its financial condition, results of operations or cash flows.

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

The Company's collective bargaining agreement at the Duluth, Minnesota facility expired on August 24, 1999. The Company and the United Steelworkers Union were unable to reach an agreement and a work stoppage by the union workers commenced. Management at the Duluth facility, its salaried workforce and temporary workers continued to operate the plant with no impact to production and without any interruption in shipments to the Company's customers. In June 2000, the employees covered by this agreement ratified a new five year agreement and will return to work in August.

11.      GEOGRAPHIC INFORMATION

Financial information by geographic region for the Company is presented below. South America is principally comprised of the Company's operations in Chile and Peru. Other includes the Company's operations in Europe, the Philippines and other joint venture interests around the world including Canada, Mexico and Australia.

                                               June 30, 2000 and the six months ended June 30, 2000
                                               ----------------------------------------------------
                                                 United         South
                                                 States        America        Other         Total
                                               ---------       --------       ------      ---------
Net sales                                      $ 313,853       $ 49,566       $5,365      $ 368,784
Operating income (loss)                          (17,912)         6,471          333        (11,108)
Equity in income (loss) of joint ventures          2,395         (1,413)         317          1,299
Net earnings (loss)                              (23,184)         3,491          626        (19,067)
Total assets                                     455,366         58,026        8,902        522,294
Total liabilities                                492,824         24,782        3,822        521,428
Net assets                                       (37,458)        33,244        5,080            866

                                                          Six months ended June 30, 1999
                                               ----------------------------------------------------
                                                 United         South
                                                 States        America        Other         Total
                                               ---------       --------       ------      ---------
Net sales                                      $ 289,924       $ 51,650       $6,029      $ 347,603
Operating income (loss)                           (2,636)         8,661          174          6,199
Equity in income (loss) of joint ventures         (3,809)        (3,937)         193         (7,553)
Net earnings (loss)                              (22,517)         2,404          410        (19,703)

                           GS TECHNOLOGIES CORPORATION
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 (Dollars in thousands, unless otherwise noted)


12. SUMMARIZED FINANCIAL INFORMATION OF GSTOC

GSTOC has issued Senior Notes, of which $247 million principal amount was outstanding as of June 30, 2000. The Senior Notes are unconditionally guaranteed by the Company. The Company has also unconditionally guaranteed GSTOC's obligations to pay principal and interest with respect to its credit facilities. Accordingly, summarized financial information for GSTOC on a stand alone basis is provided below.

                                                        June 30,    December 31,
                                                          2000          1999
                                                      (unaudited)
                                                      -----------   ------------
Current assets                                         $ 181,049     $ 176,042
Noncurrent assets                                        265,719       324,937
                                                       ---------     ---------

     Total assets                                      $ 446,768     $ 500,979
                                                       =========     =========

Current liabilities                                    $ 110,027     $ 117,925
Noncurrent liabilities                                   365,969       387,600
                                                       ---------     ---------
                                                         475,996       505,525

Shareholder's deficit                                    (29,228)       (4,546)
                                                       ---------     ---------

      Total liabilities and shareholder's deficit      $ 446,768     $ 500,979
                                                       =========     =========

                                                      Three Months Ended              Six Months Ended
                                                  --------------------------      --------------------------
                                                   June 30,        June 30,         June 30,       June 30,
                                                     2000            1999             2000           1999
                                                 (unaudited)     (unaudited)      (unaudited)    (unaudited)
                                                 -----------     -----------      -----------    -----------
Net sales                                         $ 164,350       $ 139,265       $ 313,906       $ 289,921

Cost of products sold                               158,837         129,110         302,919         263,384
Selling, general and administrative expenses          7,291           7,270          14,344          14,787
Depreciation and amortization                         6,888           6,772          13,217          13,063
                                                  ---------       ---------       ---------       ---------

     Operating loss                                  (8,666)         (3,887)        (16,574)         (1,313)

Interest expense                                     (9,669)         (9,245)        (18,861)        (18,593)
Equity in loss of joint venture                          --          (3,668)             --          (4,821)
Fees from joint ventures                                921             895           1,999           2,167
Other, net                                              455             128             950             124
                                                  ---------       ---------       ---------       ---------
     Loss before income tax                         (16,959)        (15,777)        (32,486)        (22,436)

Income tax provision                                   (322)           (881)           (459)         (2,056)
                                                  ---------       ---------       ---------       ---------

     Loss from continuing operations                (17,281)        (16,658)        (32,945)        (24,492)

Discontinued operations (net of tax):
     Gain on sale                                     5,153              --           9,806              --
     Income (loss) from operations                       --             317             (21)            531
                                                  ---------       ---------       ---------       ---------
          Total discontinued operations               5,153             317           9,785             531

     Loss before extraordinary item                 (12,128)        (16,341)        (23,160)        (23,961)

Extraordinary item                                       --              --          (1,522)             --
                                                  ---------       ---------       ---------       ---------
     Net loss                                     $ (12,128)      $ (16,341)      $ (24,682)      $ (23,961)
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

The following discussion and analysis is based on continuing operations excluding the impact of the discontinued operations discussed in Note 3 to the unaudited consolidated financial statements. This discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes herein incorporated by reference, and the Company's December 31, 1999 financial statements included in the Company's Annual Report on Form 10-K.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

NET SALES - Net sales for the six months ended June 30, 2000 increased 6.1% to $368.8 million from $347.6 million for the first six months of 1999, due primarily to an increase in total shipment volume of approximately 174,000 tons. Included in the sales increase was an increase in DRI sales to third parties of $11.7 million. Overall average selling prices for the Company's products increased slightly from the comparable six month period of 1999. Average selling prices for grinding media decreased as a result of the slow down in worldwide mining activity; however, this decrease was more than offset by higher average selling prices for wire rod.

COST OF PRODUCTS SOLD AND GROSS MARGINS - Cost of products sold as a percent of net sales increased to 94.0% in the first six months of 2000 from 88.5% in the same period of the prior year. Margins were adversely impacted in 2000 by increases in the Company's average raw material costs and losses on sales of DRI to third parties. During the first six months of 1999, the Company recorded gains of $4.3 million from settlements of antitrust claims against its electrode suppliers, which were recorded as a reduction to cost of products sold.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses decreased $.6 million to $19.1 million for the first half of 2000, primarily due to Year 2000 compliance costs incurred in the first half of 1999.

NET INTEREST EXPENSE - Interest expense, net of interest income, remained essentially unchanged at $18.8 million, from $18.7 million in 1999.

OTHER INCOME (EXPENSE) - Other income (expense), comprised primarily of equity in income (loss) of joint ventures and fees from joint ventures, was income of $4.2 million for the first six months of 2000, compared to net expense of $6.0 million for the comparable period in 1999. The 1999 results included equity losses of $4.8 million from the Company's DRI joint venture and $3.8 million from the Company's joint venture in Peru. As of December 31, 1999, the Company's investment in each of these joint ventures was zero; therefore, no equity losses were recognized in the first six months of 2000.

INCOME TAXES - Income tax expense for the six months ended June 30, 2000 was $1.6 million on a pre-tax loss of $25.7 million, resulting in an effective tax rate that is not meaningful. The Company did not record any tax benefit on domestic losses, but did provide for taxes on the income of its foreign subsidiaries and state taxes where applicable. Likewise, income tax expense for the first six months of 1999 was $1.7 million on a pre-tax loss of $18.5 million.

LOSS FROM CONTINUING OPERATIONS - As a result of the foregoing, the Company had a loss from continuing operations of $27.3 million for the six months ended June 30, 2000, as compared to a loss of $20.2 million for the same period in 1999. The Company also incurred an extraordinary charge of $1.5 million in the first half of 2000 for the write off of unamortized financing costs in connection with early debt retirement.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

NET SALES - Net sales for the second quarter of 2000 increased $22.9 million, or 13.7%, over the comparable 1999 period. The Company's total shipment volume increased approximately 104,000 tons to 620,000 tons for the quarter. Average selling prices for mining products were down quarter to quarter as a result of the slow down in worldwide mining activity; however, this decrease was more than offset by higher average selling prices for wire rod.

COST OF PRODUCTS SOLD AND GROSS MARGINS - Cost of products sold as a percent of net sales increased to 94.1% in the second quarter of 2000 from 89.9% in the same period of 1999. Margins were negatively affected in 2000 by increases in the Company's raw material costs and losses on sales of DRI to third parties.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses for the second quarter remained constant at $9.8 million.

NET INTEREST EXPENSE - Net interest expense for the second quarter remained essentially unchanged at $9.5 million, from $9.4 million for the 1999 second quarter.

OTHER INCOME (EXPENSE) - Other income (expense) was income of $1.7 million compared to net expense of $4.9 million for the comparable period of 1999. The 1999 results included equity losses of $3.7 million from the Company's DRI joint venture and $2.5 million from the Company's joint venture in Peru. As mentioned previously, the Company's investment in each of these joint ventures was zero as of December 31, 1999; therefore, no equity losses were recognized in 2000.

INCOME TAXES - Income tax expense for the second quarter of 2000 was $.9 million on a pre-tax loss of $13.6 million, resulting in an effective tax rate that is not meaningful. The Company did not record any tax benefit on domestic losses, but did provide for taxes on the income of its foreign subsidiaries and state taxes where applicable. Likewise, income tax expense for the second quarter of 1999 was $.7 million on a pre-tax loss of $14.3 million

LOSS FROM CONTINUING OPERATIONS - As a result of the foregoing, the Company had a loss from continuing operations of $14.5 million for the quarter ended June 30, 2000, as compared to a loss of $15.0 million for the quarter ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company had total cash and cash equivalents of $9.1 million, an increase of $5.2 million from December 31, 1999. The ratio of current assets to current liabilities at June 30, 2000 was 1.67, increasing from
1.50 at December 31, 1999. Operating activities from continuing operations used $31.2 million of cash during the first six months of 2000, whereas the Company generated $2.8 million of operating cash flow in the first six months of 1999. In addition to the Company's net loss, the changes in operating assets and liabilities generated negative cash flow of $18.0 million in the first six months of 2000 compared to negative cash flow of $1.2 million in the same prior year period, primarily due to a decrease in payables and accrued expenses. Operating cash flow in 1999 included positive cash flow generated by a $13.7 million decrease in inventories.

Net cash provided by investing activities of continuing operations was $57.9 million for the first six months of 2000, consisting of net proceeds of $69.0 million from the sale of Florida Wire and Cable, Inc. and GST Europa SpA less capital expenditures of $11.1 million. During the first six months of 2000, the Company made net debt repayments of $14.4 million and paid $2.2 million of financing costs in connection with the refinancing discussed below.

While management believes that funds available from the Company's credit facilities and cash flow from operations will be sufficient, in the aggregate, to fund planned working capital, capital expenditure and debt service requirements for 2000, management continues to evaluate alternative sources of funds. There are fluctuations in the Company's working capital needs over the course of a year, generally influenced by various factors such as seasonality, inventory levels and the timing of raw material purchases. Due to the cyclical nature of the Company's business, management believes that it is important for the Company to maintain borrowing facilities in excess of working capital requirements.

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

The Company manages its liquidity needs on a consolidated basis with borrowings available under the New Revolving Credit Facility (as defined below), and various credit facilities available at its international subsidiaries and joint ventures. On March 13, 2000, GSTOC and its subsidiaries (which now includes ME International, Inc. "MEI") entered into a new credit agreement with a financial institution, the proceeds of which were used to prepay the outstanding balances on GSTOC's then existing revolving credit facility and term loan and MEI's then existing credit facilities. The new credit facilities consist of (i) a revolving credit facility of up to $120 million, including a $25 million subfacility for the issuance of letters of credit (subject to a borrowing base limitation), collateralized by inventory and accounts receivable (the "New Revolving Credit Facility") and (ii) a $10 million term loan collateralized by property, plant and equipment and other noncurrent assets of GSTOC and its subsidiaries (the "New Term Loan Facility). In June 2000, GSTOC received an offer of guarantee from the U.S. Government on a five year $50 million term loan facility. GSTOC expects to close with the lender on this term loan facility, which will replace the New Term Loan Facility, during the third quarter of 2000.

Borrowings under the New Revolving Credit Facility bear interest at varying margins over the prime rate or the Eurodollar rate. Increases in prevailing rates could adversely affect the Company's cash flow. To the extent that the interest rate on the New Revolving Credit Facility increases or the principal amount outstanding increases, there will be corresponding increases in the Company's interest obligations. As of June 30, 2000, $3.6 million of letters of credit were outstanding, and the unused availability under the New Revolving Credit Facility was $17.4 million.

See Note 7 to the Company's Unaudited Consolidated Financial Statements regarding the Company's DRI joint venture which is herein incorporated by reference.

RISK FACTORS AND OUTLOOK

During 1999 and the first half of 2000, distressed economic conditions in foreign markets, particularly in Asia, have resulted in record levels of low priced imports into the U.S. causing increased competition and dramatic declines in selling prices within the domestic steel industry. In February 2000, the President of the United States granted domestic wire rod producers some import protection in the form of a tariff rate quota, which went into effect in March 2000 and will remain in place for three years. In the first year, wire rod imports in excess of 1.58 million tons will be subject to a tariff of 10%. The level of imports will be allowed to increase by 2 percent a year in the second and third years, while the tariff penalty will decrease by 2.5 percentage points a year.

In February 2000, the Company, along with some competitors, announced wire rod price increases effective April 1, 2000. The Company experienced a 5% increase in average selling prices of wire rod in the second quarter of 2000, compared to the same period in 1999. However, until such time that these tariffs take effect and more significant price increases are realized, the Company's financial condition could continue to be negatively impacted.

See Note 7 to the Company's Unaudited Consolidated Financial Statements regarding the Company's DRI joint venture which is herein incorporated by reference.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the six months ended June 30, 2000. The Company is exposed to various types of market risk in the ordinary course of business, including the impact of potential adverse changes in interest rates and foreign currency exchange rate fluctuations.

INTEREST RATE RISK

The Company manages interest rate risks by maintaining certain ratios of fixed to variable rate debt. The Company does not currently use derivative financial instruments. At June 30, 2000, the Company had fixed rate long term debt of $247.0 million and variable rate borrowings of $73.2 million. Assuming a hypothetical 10% adverse change in interest rates with all other variables held constant, the Company would incur an additional $.7 million in interest expense per year on variable rate borrowings.

FOREIGN CURRENCY RISK

The Company is exposed to foreign currency exchange risk as the local currency financial statements of its international operations are translated to U.S. dollars. As currency exchange rates fluctuate, such changes result in cumulative translation adjustments which are included in shareholder's equity in the Unaudited Consolidated Balance Sheets. The Company is not materially exposed to exchange rate risk on transactions denominated in currencies other than the functional currency. None of the components of the Company's unaudited consolidated financial statements was materially affected by exchange rate fluctuations in the six months ended June 30, 2000 or June 30, 1999. The Company does not currently have any foreign currency forward contracts or foreign currency swap agreements.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Note 10 to the Company's Unaudited Consolidated Financial Statements is herein incorporated by reference.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits filed herewith:

             Exhibit No.             Description
             -----------             -----------
                 27                  Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th of August 2000.


                                             GS Technologies Corporation
                                                         and
                                         GS Technologies Operating Co., Inc.
                                                    (Registrants)



                                    By:          /s/ Luis E. Leon
                                        ----------------------------------------
                                        Luis E. Leon, Executive Vice President -
                                        Chief Financial Officer