Form 10-Q
period 2000-09-30
GS TECHNOLOGIES OPERATING CO INC
filed 2000-11-08
CIK 925906

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
             QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000    COMMISSION FILE NUMBER 033-80618

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

                                 Yes [X] No [ ]

         There were 100 shares of GS Technologies Operating Co., Inc. Common Stock, par value $.01 per share, outstanding at November 8, 2000. There were 100 shares of GS Technologies Corporation Common Stock, par value $.01 per share, outstanding at November 8, 2000.

                                      INDEX


                                                                          Page
PART I   Financial Information

ITEM 1   Financial Statements

         Unaudited Consolidated Statements of Operations for the
         Three and Nine Months ended September 30, 2000 and 1999.............3

         Consolidated Balance Sheets as of
         September 30, 2000 (unaudited) and December 31, 1999................4

         Unaudited Consolidated Statements of Cash Flows
         for the Nine Months ended September 30, 2000 and 1999...............5

         Unaudited Consolidated Statements of Comprehensive Loss for
         the Three and Nine Months ended September 30, 2000 and 1999.........6

         Notes to Unaudited Consolidated Financial Statements................7

ITEM 2   Management's Discussion and Analysis
         of Financial Condition and Results of Operations...................13

ITEM 3   Quantitative and Qualitative Disclosure about Market Risk..........17


PART II  Other Information

ITEM 1   Legal Proceedings..................................................18

ITEM 6   Exhibits and Reports on Form 8-K...................................18


SIGNATURES..................................................................19

PART I     FINANCIAL INFORMATION
ITEM 1     FINANCIAL STATEMENTS

                           GS TECHNOLOGIES CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                             (Dollars in Thousands)


                                                             Three Months Ended              Nine Months Ended
                                                       ------------------------------  -----------------------------
                                                       September 30,    September 30,  September 30,   September 30,
                                                            2000            1999           2000             1999
                                                       -------------    -------------  -------------   -------------
Net sales                                                $ 170,495       $ 162,979       $ 539,279       $ 510,582

Operating costs and expenses:
     Cost of products sold                                 162,384         146,913         508,972         454,704
     Selling, general and administrative expenses            9,355          10,122          28,447          29,790
     Depreciation and amortization                           7,158           7,124          21,370          21,070
                                                         ---------       ---------       ---------       ---------
                                                           178,897         164,159         558,789         505,564
                                                         ---------       ---------       ---------       ---------

Operating income (loss)                                     (8,402)         (1,180)        (19,510)          5,018

Other income (expense):
     Interest expense, net                                 (10,448)         (9,564)        (29,225)        (28,281)
     Equity in income (loss) of joint ventures                 537          (5,072)          1,836         (12,625)
     Fees from joint ventures                                  631             569           2,083           2,036
     Other, net                                                102             600           1,529             668
                                                         ---------       ---------       ---------       ---------
                                                            (9,178)        (13,467)        (23,777)        (38,202)
                                                         ---------       ---------       ---------       ---------

Loss from continuing operations before income taxes        (17,580)        (14,647)        (43,287)        (33,184)

Income tax provision                                          (955)         (1,087)         (2,578)         (2,785)
                                                         ---------       ---------       ---------       ---------

Loss from continuing operations                            (18,535)        (15,734)        (45,865)        (35,969)
                                                         ---------       ---------       ---------       ---------

Discontinued operations (net of tax):
     Gain on sale  (Note 3)                                     --              --           9,806              --
     Income (loss) from operations                              --             381             (21)            912
                                                         ---------       ---------       ---------       ---------
        Total discontinued operations                           --             381           9,785             912

Loss before extraordinary item                             (18,535)        (15,353)        (36,080)        (35,057)

Extraordinary item (Note 5)                                     --              --          (1,522)             --
                                                         ---------       ---------       ---------       ---------

Net loss                                                 $ (18,535)      $ (15,353)      $ (37,602)      $ (35,057)
                                                         =========       =========       =========       =========

            See notes to unaudited consolidated financial statements

                           GS TECHNOLOGIES CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in Thousands)

                                                                             September 30,     December 31,
                                                                                 2000              1999
                                                                             (unaudited)
                                                                             -------------     ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                   $  11,150         $   3,937
   Receivables, net of allowance of $1,566 in 2000 and $1,740 in 1999             82,348            86,924
   Receivables from related parties                                                7,869             6,301
   Inventories (Note 6)                                                          104,444           111,181
   Prepaid expenses and other current assets                                       9,409             7,343
   Deferred income taxes                                                           5,143             5,691
                                                                               ---------         ---------
     Total current assets                                                        220,363           221,377

Investments in joint ventures                                                     14,107            14,919
Property, plant and equipment, net                                               231,314           234,168
Net acquisition premium                                                           39,797            40,652
Net assets of discontinued operations (Note 3)                                        --            53,473
Other assets                                                                       7,716            14,094
                                                                               ---------         ---------
     Total assets                                                              $ 513,297         $ 578,683
                                                                               =========         =========


LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
   Trade payables                                                              $  85,277         $  88,081
   Notes payable (Note 9)                                                         13,612             5,882
   Current portion of long-term debt                                                   2             1,034
   Accrued expenses                                                               45,439            44,872
   Income taxes payable                                                            2,282             2,859
   Payables to related parties                                                     5,524             4,706
                                                                               ---------         ---------
     Total current liabilities                                                   152,136           147,434

Long-term debt                                                                   318,814           342,568
Post retirement benefit obligations other than pensions                           31,323            29,995
Deferred income taxes                                                             14,174            14,427
Other long-term liabilities                                                       16,460            22,649
                                                                               ---------         ---------
     Total liabilities                                                           532,907           557,073

Commitments and contingencies (Note 10)

Shareholder's equity (deficit):
   Common stock, $.01 par value, 1,000 shares authorized, 100 shares
     issued and outstanding at September 30, 2000 and December 31, 1999                1                 1
   Additional paid in capital                                                    139,072           139,072
   Accumulated deficit                                                          (149,383)         (111,781)
   Accumulated comprehensive loss                                                 (9,300)           (5,682)
                                                                               ---------         ---------
     Total shareholder's equity (deficit)                                        (19,610)           21,610
                                                                               ---------         ---------
     Total liabilities and shareholder's equity (deficit)                      $ 513,297         $ 578,683
                                                                               =========         =========

            See notes to unaudited consolidated financial statements

                           GS TECHNOLOGIES CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in Thousands)

                                                                                                   Nine Months Ended
                                                                                            ------------------------------
                                                                                            September 30,    September 30,
                                                                                               2000              1999
                                                                                            -------------    -------------
OPERATING ACTIVITIES:
   Net loss                                                                                   $ (37,602)      $ (35,057)
   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Extraordinary item                                                                           1,522              --
     Depreciation and amortization                                                               21,370          21,070
     Gain on divestiture                                                                        (10,680)             --
     Deferred income taxes                                                                          295             325
     Equity in (income) loss of joint ventures                                                   (1,836)         12,625
     Dividends from joint ventures                                                                  832           1,122
     Post retirement benefit obligations accrued in excess of cash paid                           1,328           1,293
     Changes in operating assets and liabilities:
         Receivables                                                                              2,075            (223)
         Inventories                                                                              5,660          14,324
         Payables and accrued expenses                                                           (3,391)         (5,877)
         Other                                                                                    2,078          (2,181)
                                                                                              ---------       ---------
            Net cash provided by (used in) operating activities of continuing operations        (18,349)          7,421
     Operating cash flow from discontinued operations                                            (2,754)         10,538
                                                                                              ---------       ---------
            Net cash provided by (used in) operating activities                                 (21,103)         17,959
                                                                                              ---------       ---------

INVESTING ACTIVITIES:
   Capital expenditures                                                                         (19,949)        (12,938)
   Investment in joint ventures                                                                      --          (3,750)
   Proceeds from divestitures                                                                    68,953              --
                                                                                              ---------       ---------
            Net cash provided by (used in) investing activities of continuing operations         49,004         (16,688)
   Investing cash flow from discontinued operations                                                 (70)         (1,867)
                                                                                              ---------       ---------
            Net cash provided by (used in) investing activities                                  48,934         (18,555)
                                                                                              ---------       ---------

FINANCING ACTIVITIES:
   Borrowings under revolving credit facility                                                   187,291         130,493
   Repayments on revolving credit facility                                                     (165,431)       (127,763)
   Repayments on long-term debt                                                                 (46,646)           (375)
   Proceeds from (payments on) notes payable, net                                                 8,371          (6,369)
   Deferred financing costs                                                                      (2,218)             --
   Contribution from parent                                                                          --             466
                                                                                              ---------       ---------
           Net cash used in financing activities                                                (18,633)         (3,548)
                                                                                              ---------       ---------

Effect of exchange rate changes on cash                                                          (1,985)           (670)
                                                                                              ---------       ---------
Net increase (decrease) in cash and cash equivalents                                              7,213          (4,814)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                                            3,937          10,664
                                                                                              ---------       ---------
   End of period                                                                              $  11,150       $   5,850
                                                                                              =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                                                   $  29,524       $  28,314
   Cash paid during the period for taxes                                                      $   3,703       $   3,856

NON CASH FINANCING ACTIVITIES:
   Contribution of notes payable from parent                                                  $      --       $   4,900

            See notes to unaudited consolidated financial statements.

                           GS TECHNOLOGIES CORPORATION
             UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                             (Dollars in thousands)


                                                        Three Months Ended            Nine Months Ended
                                                  ----------------------------  -----------------------------
                                                  September 30,  September 30,  September 30,   September 30,
                                                      2000            1999          2000            1999
                                                  -------------  -------------  -------------   -------------
                                                    $(18,535)      $(15,353)      $(37,602)      $(35,057)
Net loss

Other comprehensive income (loss), net of tax:

    Foreign currency translation adjustments          (1,941)          (596)        (3,618)        (1,758)
                                                    --------       --------       --------       --------

Comprehensive loss                                  $(20,476)      $(15,949)      $(41,220)      $(36,815)
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

The Company continues to incur net losses, primarily at its two steelmaking facilities in the United States related to continued depressed sales prices for its products in the United States resulting from high levels of lower priced imports of wire rod, which continue at record levels despite the tariff rate quota protection system approved by the President of the United States in February 2000. Slow downs and mine closures within the U.S. mining industry have also negatively affected demand and sales prices of grinding media produced by the Company at its Kansas City facility. Additionally, the Company's Kansas City facility continues to incur higher than normal manufacturing costs resulting from very high electricity prices and a longer than anticipated start-up after the shut down in the current quarter for capital improvements. Given these factors, the Company's Kansas City facility is currently operating with negative cash flows which, if not remedied, could impact the long-term viability of this facility. Being highly leveraged, the Company also continues to incur high levels of interest expense.

The Company also uses significant quantities of electricity in the Company's electric arc furnaces and large quantities of natural gas in its own DRI facility and reheat furnaces in its steelmaking operations in the United States. Electricity prices have increased significantly during 2000, and natural gas prices are currently at unprecedented high levels. If prices for electricity and natural gas continue at their current levels, the Company will continue to experience significant cost increases in the manufacturing of its products in the United States.

The Company is currently evaluating numerous strategies including, but not limited to, potential financial restructuring, cost containment programs and amendments to existing contracts in order to improve its financial condition and results of operations. Management's objective, based upon the strategies being evaluated, is to improve the Company's financial condition and liquidity and to return the Company to profitability. However, there can be no assurances that the strategies being evaluated will be successful.

2.       FINANCIAL STATEMENT NOTES

Reference is made to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for a summary of significant accounting policies and other information, the substance of which has not changed materially as of September 30, 2000, unless otherwise noted herein.

3.       DIVESTITURES

In January 2000, GS Technologies Operating Co., Inc. ("GSTOC"), a wholly owned subsidiary of GST, completed the sale of the common stock of its subsidiary Florida Wire and Cable, Inc. ("FWC") for $68.5 million in cash, subject to a purchase price adjustment as defined in the stock purchase agreement. As a result of the sale, GSTOC recorded a gain of $4.7 million (net of taxes of $.5 million) in the first quarter and deferred recognition of additional gain pending resolution of purchase price adjustments proposed by the buyer. In May 2000, GSTOC paid a $1.9 million purchase price adjustment to the buyer and recognized additional gain on the sale of $5.2 million (net of taxes of $.3 million). The disposition of the wire products business represents the disposal of a segment of a business under APB No. 30. Accordingly, the unaudited consolidated financial statements have been restated to reflect the operations of FWC as a discontinued operation. Net sales of FWC were $25.1 million and $75.5 million for the three months and nine months ended September 30, 1999, respectively.

In June 2000, GST completed the sale of the stock of its Italian subsidiary GST Europa SpA for $2.3 million in cash, resulting in a loss of $1.0 million which had previously been recorded as an estimated loss reserve in the fourth quarter of 1999.

                           GS TECHNOLOGIES CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             (Dollars in Thousands)

4.       NEW CREDIT FACILITIES

In March 2000, GSTOC and its subsidiaries entered into a new credit agreement consisting of a $120 million revolver, including a $25 million subfacility for the issuance of letters of credit (subject to a borrowing base limitation) collateralized by inventory and accounts receivable (the "New Revolving Credit Facility") and a $10 million term loan collateralized by property, plant and equipment and other noncurrent assets of GSTOC and its subsidiaries (the "New Term Loan Facility" and together with the New Revolving Credit Facility, the "New Credit Facilities"). The New Credit Facilities contain no financial covenants other than a requirement that GSTOC maintain availability under the New Revolving Credit Facility of at least $25 million and certain capital expenditure limitations.

Proceeds from the New Credit Facilities were used to prepay the outstanding balances on the previously existing GSTOC revolver and term loan and the ME International, Inc. ("MEI") revolver and term loan. Simultaneous with the closing of the New Credit Facilities, MEI, a producer of mill liners used in the mining industry, became a wholly owned subsidiary of GSTOC. Previously, MEI was a wholly owned subsidiary of GST.

Borrowings under the New Revolving Credit Facility and New Term Loan Facility bear interest at varying margins over the prime rate or the Eurodollar rate. The rate in effect on September 30, 2000 was 9.9%

The Company through GSTOC has received approval under the U.S. Government's Emergency Steel Loan Guarantee Program for a five year $50 million term loan. The government guarantee, which will be for 85% of the amount borrowed, will be issued to the lender, who will in turn provide the $50 million term loan to the Company. The Company's lender and the government have been working for some time on the form and details of the loan guarantee. The Company believes most of the issues have been resolved and anticipates a loan closing during the fourth quarter of 2000. However, there can be no assurances that all issues will be resolved to the satisfaction of the parties and that the loan will be closed as anticipated. A portion of the proceeds from this loan will be used to repay the New Term Loan Facility of $10 million discussed above.

In October 2000, the Company through GSTOC, obtained a $5 million loan from a Chilean bank, guaranteed by the Company's wholly owned Chilean subsidiary, to fund capital expenditures made at its Kansas City facility in the third quarter of 2000. Principal and interest at the rate of LIBOR plus 110 basis points are due in October 2001. Proceeds from the loan were received by the Company on October 17, 2000 and the interest rate at closing was 7.8%

5.       EXTRAORDINARY ITEM

The Company incurred an extraordinary charge of $1,522 in the first quarter of 2000 for the write off of unamortized financing costs in connection with early retirement of the previously existing revolver and term loan, which were repaid with proceeds of the New Credit Facilities referred to in Note 4.

6.       INVENTORIES

Inventories consist of the following:

                                                 September 30,      December 31,
                                                     2000               1999
                                               -----------------  ------------------
             Finished and semi-finished        $       50,462     $      57,841
             Raw materials, supplies and other         53,982            53,340
                                               -----------------  ------------------
                  Total                        $      104,444     $     111,181
                                               =================  ==================

                           GS TECHNOLOGIES CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             (Dollars in Thousands)

7.       JOINT VENTURES

GSTOC has a 50% interest in American Iron Reduction, L.L.C. ("AIR"), a joint venture company that operates a direct reduced iron ("DRI") facility. DRI is a substitute for high quality low residual steel scrap used in certain steel making facilities. DRI is produced by reducing iron ore in a process that uses substantial amounts of natural gas as the reducing agent.

As a part of the original construction financing at AIR, GSTOC entered into a DRI purchase agreement (the DRI "Purchase Agreement") with AIR (through March
2013) pursuant to which GSTOC agreed to purchase, subject to the terms of the Purchase Agreement, up to a maximum of 600,000 metric tons of DRI annually, if produced and tendered by AIR. GSTOC's cost of acquiring DRI from AIR approximates 50% of AIR's total cash cost, which excludes depreciation and amortization and includes capital expenditures, cash interest and debt principal paid by AIR. The Company accounts for DRI purchased from AIR and resold to others as components of net sales and cost of products sold and accounts for DRI used in its own steelmaking operations as a component of production cost. Income or losses from joint ventures, including AIR, are reported in the consolidated statements of operations under the caption "Equity in income (loss) of joint ventures".

The AIR project was financed by AIR on a non-recourse basis to the Company. In March 1999, AIR and its lenders were unable to agree on the conditions for conversion of the construction loan ($179 million) into a term loan. Consequently, in March 1999, AIR defaulted under the terms of the construction loan. In May 2000, AIR completed a financial restructuring with its lenders that, among other things, deferred principal and interest payments on a portion of AIR's debt. The new agreement also reduced the annual amount of DRI to be produced by AIR to 600,000 metric tons from 1.2 million metric tons and prorata reduced the amount of DRI that GSTOC would be required to take, if produced and tendered by AIR. GSTOC also agreed, as a part of this restructuring, to pay to AIR 75% of any excess in the DRI market price received on its sales of DRI to third parties over the price paid initially by GSTOC to AIR. Additionally, the Company agreed to participate in efforts to sell AIR. It was also agreed that in the event AIR is sold during the three year period following the restructuring. GSTOC could be required under certain circumstances to make a cash payment up to $15 million and would otherwise be released from its obligations related to AIR. The market price for DRI has continued to deteriorate even at the same time that the price of natural gas used to produce DRI has increased significantly. In September 2000, AIR was unable to make its scheduled payments to the AIR lenders and defaulted on the restructured credit agreement with its lenders. AIR shut down its operations at the end of September due to insufficient cash flow.

AIR, the Company, and AIR's other 50% investor have been negotiating with AIR's lenders to address the current situation. On November 3, 2000 GSTOC received notice that AIR's lenders, as attorney-in fact for AIR, were canceling the DRI Purchase Agreement alleging that GSTOC had repudiated the Purchase Agreement. Depending on the outcome of the claims of AIR's lenders, GSTOC could incur additional losses related to AIR that could be material to the Company's financial position, results of operations and cash flows.

GSTOC also has a contract to supply DRI to a third party for use in the third party's steel facility through the year 2002. The sales price of DRI is determined by a formula based on scrap price, subject to a minimum and maximum. During the nine months ending September 30, 2000 and 1999, GSTOC purchased all of the DRI required to meet these supply commitments from the AIR facility. These sales resulted in a loss at the gross margin level of $2.6 million in 2000 and $2.3 million in 1999. In October 2000, GSTOC declared force majeure under this DRI supply agreement for the period after September 30, 2000 due to the shutdown of AIR's operations and the third party has notified GSTOC that it believes the supply contract has been breached, GSTOC is currently in discussions with this third party regarding any further obligations to supply DRI. Until this issue is resolved, GSTOC is unable to determine the amount, if any, of any potential future loss, which could be material to the Company's financial condition, results of operations and cash flow.

                           GS TECHNOLOGIES CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             (Dollars in Thousands)

8.       CLAIM SETTLEMENTS

During the first nine months of 1999, the Company recorded gains of $5.9 million from settlements of antitrust claims against its electrode suppliers. Such gains were recorded as a reduction to cost of products sold. Also in the first nine months of 1999, the Company received a settlement of $2.6 million from one of its customers regarding minimum purchase requirements, which was included in net sales.

9.       NOTES PAYABLE

Notes payable of $13.6 million consists of short-term revolving credit facilities in Chile and Peru for working capital requirements and general corporate purposes.

10.      COMMITMENTS AND CONTINGENCIES

In August 1996, Samsung America, Inc. ("Samsung") filed an action in the Supreme Court of the state of New York seeking monetary damages against GSI (the Company's parent), the Company, its Peruvian subsidiary, Acerco, and Acerco's partners in the Siderperu joint venture, (collectively, "the Defendants"). Samsung seeks to recover purported damages of $48.5 million and punitive damages of $10.0 million and alleges that the Defendants failed to honor a written contract which entitled Samsung to obtain an equity interest in Siderperu and to provide certain distribution and trading services on an exclusive basis. In June 2000, the suit against GSI, the Company, and its Peruvian subsidiary was dismissed on the grounds of lack of jurisdiction and subsequently appealed by Samsung. The Company believes that it has substantial and meritorious defenses and will defend itself accordingly.

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

                           GS TECHNOLOGIES CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             (Dollars in Thousands)

The Company has several environmental issues currently under discussion with various federal and local agencies, some of which involve compliance and/or remediation at certain properties. The Company records certain operating expenses for environmental compliance, testing and other environmental related costs as expenses when incurred. When it has been possible to determine reasonable estimates of liabilities related to environmental issues, based upon information from engineering and environmental specialists, the Company has made provisions and accruals. At September 30, 2000, $2.6 million was accrued for environmental related issues. The Company believes, based upon information currently available to management, that it will not require expenditures to maintain compliance with environmental requirements which would have a material adverse effect on its financial condition, results of operations or cash flows.

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

The Company's collective bargaining agreement at the Duluth, Minnesota facility expired on August 24, 1999. The Company and the United Steelworkers Union were unable to reach an agreement and a work stoppage by the union workers commenced. Management at the Duluth facility, its salaried workforce and temporary workers continued to operate the plant with no impact to production and without any interruption in shipments to the Company's customers. In June 2000, the employees covered by this agreement ratified a new five year agreement and returned to work in August.


11.      GEOGRAPHIC INFORMATION

Financial information by geographic region for the Company is presented below. South America is principally comprised of the Company's operations in Chile and Peru. Other includes the Company's operations in the Philippines and joint venture interests around the world including Canada, Mexico, Italy and Australia.

                                                  September 30, 2000 and the nine months ended September 30, 2000
                                           -----------------------------------------------------------------------------
                                                United               South
                                                States              America             Other              Total
                                           -----------------    -----------------  ----------------  -------------------
Net sales                                  $      458,309       $      74,478      $      6,492      $    539,279
Operating income (loss)                           (30,357)             10,485               362           (19,510)
Equity in income of joint ventures                  1,433               -                   403             1,836
Net earnings (loss)                               (44,132)              5,852               678           (37,602)
Total assets                                      444,756              60,909             7,632           513,297
Total liabilities                                 503,437              26,494             2,976           532,907
Net assets (deficit)                              (58,681)             34,415             4,656           (19,610)

                                                               Nine months ended September 30, 1999
                                           -----------------------------------------------------------------------------
                                                 United               South
                                                 States              America             Other              Total
                                           --------------------  -----------------  ----------------  ------------------
Net sales                                  $      423,332        $      78,657      $      8,593      $    510,582
Operating income (loss)                            (8,583)              13,384               217             5,018
Equity in income (loss) of joint ventures          (6,693)              (6,086)              154           (12,625)
Net earnings (loss)                               (39,360)               3,794               509           (35,057)

                           GS TECHNOLOGIES CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             (Dollars in Thousands)

12.      SUMMARIZED FINANCIAL INFORMATION OF GSTOC

GSTOC has issued Senior Notes, of which $247 million principal amount was outstanding as of September 30, 2000. The Senior Notes are unconditionally guaranteed by the Company. The Company has also unconditionally guaranteed GSTOC's obligations to pay principal and interest with respect to its credit facilities. Accordingly, summarized financial information for GSTOC on a stand alone basis is provided below.

                                                      September 30,          December 31,
                                                           2000                  1999
                                                       (unaudited)
                                                    -------------------    ------------------
Current assets                                      $      172,951         $      176,042
Noncurrent assets                                          259,728                324,937
                                                    -------------------    ------------------

     Total assets                                   $      432,679         $      500,979
                                                    ===================    ==================

Current liabilities                                 $      123,371         $      117,925
Noncurrent liabilities                                     359,782                387,600
                                                    -------------------    ------------------
                                                           483,153                505,525

Shareholder's deficit                                      (50,474)                (4,546)
                                                    -------------------    ------------------

      Total liabilities and shareholder's deficit   $      432,679         $      500,979
                                                    ===================    ==================

                                                         Three Months Ended                       Nine Months Ended
                                               ---------------------------------------  ---------------------------------------
                                                 September 30,       September 30,        September 30,        September 30,
                                                     2000                 1999                 2000                 1999
                                                  (unaudited)         (unaudited)          (unaudited)          (unaudited)
                                               ------------------  -------------------  -------------------  ------------------
Net sales                                      $      144,494      $      133,409       $      458,400       $      423,329

Cost of products sold                                 142,619             124,323              445,538              387,707
Selling, general and administrative expenses            6,922               7,639               21,266               22,426
Depreciation and amortization                           6,733               6,681               19,950               19,744
                                               ------------------  -------------------  -------------------  ------------------

    Operating loss                                    (11,780)             (5,234)             (28,354)              (6,548)

Interest expense                                      (10,183)             (9,467)             (29,044)             (28,061)
Equity in loss of joint venture                         -                  (3,427)               -                   (8,248)
Fees from joint ventures                                  918                 947                2,917                3,114
Other, net                                                134                 153                1,084                  281
                                               ------------------  -------------------  -------------------  ------------------
     Loss before income tax                           (20,911)            (17,028)             (53,397)             (39,462)

Income tax provision                                     (335)               (774)                (794)              (2,832)
                                               ------------------  -------------------  -------------------  ------------------

     Loss from continuing operations                  (21,246)            (17,802)             (54,191)             (42,294)

Discontinued operations (net of tax):
     Gain on sale                                       -                   -                    9,806                -
     Income (loss) from operations                      -                     381                  (21)                 912
                                               ------------------  -------------------  -------------------  ------------------
          Total discontinued operations                 -                     381                9,785                  912

     Loss before extraordinary item                   (21,246)            (17,421)             (44,406)             (41,382)

Extraordinary item                                      -                   -                   (1,522)               -
                                               ------------------  -------------------  -------------------  ------------------
     Net loss                                  $      (21,246)     $      (17,421)      $      (45,928)      $      (41,382)
                                               ==================  ===================  ===================  ==================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

NET SALES - Net sales for the nine months ended September 30, 2000 increased 5.6% to $539.3 million from $510.6 million for the first nine months of 1999, due primarily to an increase in total shipment volume of approximately 217,000 tons. Included in the sales increase was an increase in DRI sales to third parties of $15.3 million. Excluding DRI, overall average selling prices for the Company's products increased slightly from the comparable nine month period in 1999. The Company had higher average selling prices for wire rod which was partially off-set by decreased average selling prices for grinding media.

COST OF PRODUCTS SOLD AND GROSS MARGINS -Cost of products sold as a percentage of net sales increased to 94.4% in the first nine months of 2000 from 89.1% in the same period of the prior year. Margins were adversely impacted in 2000 by increases in the Company's average raw material costs, higher manufacturing cost (primarily at the Kansas City facility) and losses on sales of DRI to third parties. During the first nine months of 1999, the Company recorded gains of $5.9 million from settlements of anti-trust claims against its electrode suppliers, which were recorded as a reduction to costs of products sold.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses decreased $1.3 to $28.4 million for the first nine months of 2000, primarily due to costs associated with new system installations and Year 2000 compliance incurred in the first nine months of 1999.

NET INTEREST EXPENSE - Interest expense, net of interest income, of $29.2 million for the first nine months of 2000 remained relatively constant versus the same period of 1999.

OTHER INCOME (EXPENSE) - Other income (expense), comprised primarily of equity in income (loss) of joint ventures and fees from joint ventures, was income of $5.4 million for the first nine months of 2000, compared to net expense of $9.9 million for the comparable period in 1999. The 1999 results included equity losses of $9.0 million from the Company's DRI joint venture and $6.1 million from the Company's joint venture in Peru. As of December 31, 1999, the Company's investment in both of these joint ventures was zero; therefore, no further equity losses from these joint ventures was recognized in the first nine months of 2000.

INCOME TAXES - Income tax expense for the nine months ended September 30, 2000 was $2.6 million on a pre-tax loss of $43.3 million, resulting in an effective tax rate that is not meaningful. The Company did not record any tax benefit on domestic losses, but did provide for taxes on the income of its foreign subsidiaries and state taxes where applicable. Likewise, income tax expense for the first nine months of 1999 was $2.8 million on a pre-tax loss of $33.2 million.

LOSS FROM CONTINUING OPERATIONS - As a result of the foregoing, the Company had a loss from continuing operations of $45.9 million for the nine months ended September 30, 2000, as compared to a loss of $36.0 million for the same period in 1999. The Company also incurred an extraordinary charge of $1.5 million in the nine months ended September 30, 2000 for the write off of unamortized financing costs in connection with early debt retirement.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

NET SALES - Net sales for the third quarter of 2000 increased $7.5 million, or 4.6%, over the comparable period in 1999. The Company's total shipment volume increased approximately 43,000 tons to 529,000 tons for the quarter. Average selling prices for mining products were down from the comparable quarter of 1999, but this decrease was partially offset by higher average selling prices for wire rod.

COST OF PRODUCTS SOLD AND GROSS MARGINS - Cost of products sold as a percent of net sales increased to 95.2% in the third quarter of 2000 from 90.1% in the same period of 1999. Margins were negatively impacted in the third quarter of 2000 by increased conversion costs due to a longer than expected shutdown at the Kansas City facility for recurring maintenance and capital improvements and losses on sales of DRI to third parties.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses for the third quarter of 2000 decreased $.8 million to $9.4 million due to costs associated with new system installations and Year 2000 compliance incurred in the third quarter of 1999.

NET INTEREST EXPENSE - Net interest expense for the third quarter of 2000 increased to $10.4 million from $9.6 million for the third quarter of 1999 due to increased borrowings under the revolving credit facility and increases in the prevailing interest rates on the Company's variable borrowings.

OTHER INCOME (EXPENSE) - Other income (expense) was income of $1.3 million for the third quarter of 2000 compared to net expense of $3.9 million for the same period of 1999. The 1999 results included $3.7 million of losses from the Company's DRI joint venture and $2.5 million from the Company's joint venture in Peru. As mentioned previously, the Company's investment in each of these joint ventures was zero as of December 31, 1999; therefore, no equity losses were recognized in 2000.

INCOME TAXES - Income tax expense for the third quarter of 2000 was $1.0 million on a pre-tax loss of $17.6 million, resulting in an effective tax rate that is not meaningful. The Company did not record any tax benefit on domestic losses, but did provide for taxes on the income of its foreign subsidiaries and state taxes where applicable. Likewise, income tax expense for the third quarter of 1999 was $1.1 million on a pre-tax loss of $14.6 million

LOSS FROM CONTINUING OPERATIONS - As a result of the foregoing, the Company had a loss from continuing operations of $18.5 million for the quarter ended September 30, 2000, as compared to a loss of $15.7 million for the quarter ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash used in operating activities of continuing operations was $18.3 million during the first nine months of 2000, compared to net cash provided of $7.4 million in the same period of 1999. During the first nine months of 2000, margins deteriorated due to higher raw materials costs, higher average conversion costs and increased losses on sales of DRI to third parties. The Company has taken steps to improve its cash flow from operations by implementing improved working capital management programs, particularly in the areas of inventory and accounts receivable. In 2000, changes in operating assets and liabilities provided cash of $6.4 million, principally due to a $5.6 million decrease in inventories and a $2.1 million decrease in receivables. During the same period of 1999, changes in operating assets and liabilities provided cash of $6.0 million, principally due a $14.3 million decrease in inventories, which was partially offset by a $5.9 million decrease in payables and accrued expenses.

Investing Activities

Net cash provided by investing activities of continuing operations was $49.0 million for the nine months ended September 30, 2000, compared to net cash used of $16.7 million for the same period of 1999. In 2000, investing activities included net proceeds of $69.0 million from the sale of FWC and GST Europa SpA (see Note 3 to the unaudited consolidated financial statements, which is herein incorporated by reference). Capital expenditures increased to $19.9 million for the nine months ended September 30, 2000 from $12.9 million in the same period of 1999, principally due to increased expenditures at the Kansas City facility.

Financing Activities

Net cash used in financing activities was $18.6 million for the nine months ended September 30, 2000 compared to net cash used in financing activities of $3.5 million during the same period of 1999. In 2000, the Company increased its borrowings under its Revolving Credit Facility by $21.9 million to fund working capital needs and capital expenditures. However, the Company made net repayments on other debt of $38.3 million and paid $2.2 million of financing costs in connection with the refinancing discussed below.

General

The Company manages its liquidity needs on a consolidated basis with borrowings available under the New Revolving Credit Facility, and various credit facilities available to its international subsidiaries and joint ventures. In March 2000, GSTOC and its subsidiaries, which now includes MEI, entered into the New Credit Facilities, the proceeds of which were used to prepay the outstanding balances on GSTOC's then existing revolving credit facility and term loan and MEI's then existing credit facilities. The New Credit Facilities consist of (i) the New Revolving Credit Facility of up to $120 million, including a $25 million subfacility for the issuance of letters of credit (subject to a borrowing base limitation), collateralized by inventory and accounts receivable and (ii) the New Term Loan Facility of $10 million collateralized by property, plant and equipment and other noncurrent assets of GSTOC and its subsidiaries.

Borrowings under the New Revolving Credit Facility bear interest at varying margins over the prime rate or the Eurodollar rate. Increases in prevailing rates could adversely affect the Company's cash flow. To the extent that the interest rate increases or the principal amount outstanding under the New Revolving Credit Facility increases, there will be corresponding increases in the Company's interest obligations. At September 30, 2000 the interest rate on the New Revolving Credit Facility was 9.9%.

At September 30, 2000, the Company had total cash and cash equivalents of $11.2 million, an increase of $7.2 million from December 31, 1999. In addition, as of September 30, 2000 there were $4.4 million in Letters of Credit outstanding and GSTOC had remaining unused borrowing availability of $11.1 million, after deducting a $25 million special reserve, under its New Revolving Credit Facility. See Note 4 to the Company's unaudited consolidated financial statements regarding the New Credit Facilities, which is herein incorporated by reference.

The Company, through GSTOC, has also obtained a $5 million loan from a Chilean bank, guaranteed by the Company's wholly owned Chilean subsidiary, to fund the capital expenditures made at its Kansas City facility in the current quarter. Principal and interest at the rate of LIBOR plus 110 basis points are due in October 2001. Proceeds from this loan were received by the Company on October 17, 2000 and the interest rate at closing was 7.8%.

The Company through GSTOC has received approval under the U.S. Government's Emergency Steel Loan Guarantee Program for a five year $50 million term loan. This loan will effectively serve as a replacement to the one that was in place prior to the sale of FWC. Approximately $40 million of the proceeds from the FWC sale was used to pay down the Company's previously existing term loan. The government guarantee, which will be for 85% of the amount borrowed, will be issued to the lender, who will in turn provide the $50 million term loan to the Company. The Company's lender and the government have been working for some time on the form and details of the loan guarantee. The Company believes most of the issues have been resolved and anticipates a loan closing during the fourth quarter of 2000. However, there can be no assurances that all issues will be resolved to the satisfaction of the parties and that the loan will be closed as anticipated. A portion of the proceeds from this loan will be used to repay the New Term Loan Facility of $10 million discussed above.

The Company continues to incur net losses, primarily at its two steelmaking facilities in the United States related to continued depressed sales prices for its products in the United States resulting from high levels of lower priced imports of wire rod, which continue at record levels despite the tariff rate quota protection system approved by the President of the United States in February 2000. Slow downs and mine closures within the U.S. mining industry have also negatively affected demand and sales prices of grinding media produced by the Company at its Kansas City facility. Additionally, the Company's Kansas City facility continues to incur higher than normal manufacturing costs resulting from very high electricity prices and a longer than anticipated start-up after the shut down in the current quarter for capital improvements. Given these factors, the Company's Kansas City facility is currently operating with negative cash flows which, if not remedied, could impact the long term viability of this facility. Being highly leveraged, the Company also continues to incur high levels of interest expense.

The Company's liquidity may also be negatively impacted by payments that may be required under certain conditions in conjunction with its AIR joint venture. See
Note 7 to the Company's Unaudited Consolidated Financial Statements regarding the Company's AIR joint venture, which is herein incorporated by reference.


RISK FACTORS AND OUTLOOK

Outlook

The Company continues to experience depressed sales prices for its wire rod due primarily to record levels of low priced imports into the United States. The tariff rate quota protection system approved by the President of the United States in February 2000 has had no impact on the volume of imports of wire rod into the United States. Through July of 2000 wire rod imports have increased over the record levels for the comparable period of 1999.

Slow downs and mine closures within the United States mining industry have also negatively effected demand and sales prices of grinding media in the United States market.

The Company also uses significant quantities of electricity in the Company's electric arc furnace and large quantities of natural gas in its own DRI facility and its reheat furnaces in its steelmaking operations in the United States. Electricity prices have increased significantly during 2000, and natural gas prices are currently at unprecedented high levels. If prices for electricity and natural gas continue at their current levels, the Company will experience significant cost increases in the manufacturing of its products in the United States.

The Company is currently evaluating numerous strategies including, but not limited to, potential financial restructuring, cost containment programs and amendments to existing contracts in order to improve its financial condition and results of operations. Management's objective, based upon the strategies being evaluated, is to improve the Company's financial condition and liquidity and to return the Company to profitability. However, there can be no assurance that the strategies being evaluated will be successful.

Risk Factors

Risk factors that could cause the Company's operating results to be further impaired include, but are not limited to the following:

o The failure of wire rod prices to improve from the current depressed levels or further deterioration of sales prices of wire rod in the United States.

o Further reduction in demand and sales prices of grinding media supplied to the mining industry in the United States.

o        Continued high prices or availability of electricity in the United
         States.

o Continuation of, or a further increase in the current price of natural gas in the United States.

o Failure to consummate the U.S. Government backed $50 million term loan described above.

o Failure to reach a satisfactory agreement regarding the AIR joint venture as described in Note 7 to the Company's unaudited consolidated financial statements, which is herein incorporated by reference.

o Failure to reach a satisfactory agreement with the third party to whom GSTOC supplies DRI, as described in Note 7 to the Company's unaudited consolidated financial statements, which is herein incorporated by reference.

o Increases in the price or availability of raw materials, including steel scrap, DRI and other supplies used by the Company.

o        Existing or possible future litigation filed by/or against the Company.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the nine months ended September 30, 2000. The Company is exposed to various types of market risk in the ordinary course of business, including the impact of potential adverse changes in interest rates and foreign currency exchange rate fluctuations.

Interest Rate Risk

The Company manages interest rate risks by maintaining certain ratios of fixed to variable rate debt. The Company does not currently use derivative financial instruments. At September 30, 2000, the Company had fixed rate long term debt of $247.0 million and variable rate borrowings of $71.8 million. Assuming a hypothetical 10% adverse change in interest rates with all other variables held constant, the Company would incur an additional $.7 million in interest expense per year on variable rate borrowings.

Foreign Currency Risk

The Company is exposed to foreign currency exchange risk as the local currency financial statements of its international operations are translated to U.S. dollars. As currency exchange rates fluctuate, such changes result in cumulative translation adjustments, which are included in shareholder's equity. The Company is not materially exposed to exchange rate risk on transactions denominated in currencies other than the functional currency. None of the components of the Company's unaudited consolidated financial statements was materially affected by exchange rate fluctuations in the nine months ended September 30, 2000 or the same period in 1999. The Company does not currently have any foreign currency forward contracts or foreign currency swap agreements.

PART 2  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

                  Note 10 to the Company's Unaudited Consolidated Financial Statements is herein incorporated by reference.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits filed herewith:

                  Exhibit No.             Description
                  -----------             -----------

                  27                      Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th of November 2000.


                                           GS Technologies Corporation
                                                       and
                                       GS Technologies Operating Co., Inc.
                                                   (Registrants)



                                   By:            /s/ Luis E. Leon
                                       -----------------------------------------
                                       Luis E. Leon, Executive Vice President-
                                       Chief Financial Officer